Form 10-K
period 2023-12-31
PAR TECHNOLOGY CORP
filed 2024-02-27
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $893,731,264 on June 30, 2023.

There were 28,039,525 shares of common stock outstanding as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report.

PAR TECHNOLOGY CORPORATION
Form 10-K
For the Fiscal Year Ended December 31, 2023

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

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR’s future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can”, “could”, “continue,” “expect,” “estimate,” “future”, “goal”, “intend,” “may,” “opportunity,” “plan,” “should,” "strive," “target”, "vision," “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions and are inherently uncertain. Actual results and outcomes could differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR’s expectations regarding: the plans, strategies and objectives of management for future operations, including PAR’s service and product offerings, its go-to-market strategies and the expected development, demand, performance, market share or competitive performance of its products and services; PAR's ability to achieve and sustain profitability; projections of net revenue, margins, expenses, cash flows, or other financial items; PAR's annual recurring revenue, active sites, subscription service margins, net loss, net loss per share and other key performance indicators and non-GAAP financial measures; PAR's expectations about the availability and terms of product and component supplies for our hardware; the timing and expected benefits of acquisitions, divestitures, and capital markets transactions; PAR’s human capital strategies and engagement; current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its business, financial condition, and results of operations; claims, disputes or other litigation matters; and assumptions underlying any of the foregoing. Factors, risks, trends, and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements include: PAR's ability to successfully develop or acquire and transition new products and services and enhance existing products and services to meet evolving customer needs and respond to emerging technological trends, including artificial intelligence; PAR's ability to add and maintain active sites, retain and manage suppliers, secure alternative suppliers, and manage inventory levels, navigate manufacturing disruptions or logistics challenges, shipping delays and costs; PAR's ability to successfully attract, develop and retain necessary qualified employees to develop and expand its business, and execute product installations and respond to customer service level needs; the protection of PAR's intellectual property; PAR's ability to retain and add integration partners, and its success in acquiring and developing relevant technology for current, new, and potential customers for its service and product offerings; macroeconomic trends, such as a recession or slowed economic growth, fluctuating interest rates, inflation, and changes in consumer confidence and discretionary spending; geopolitical events, such as effects of the Russia-Ukraine war, tensions with China and between China and Taiwan, the Israel-Hamas conflict and other hostilities in the Middle East; risks associated with PAR's international operations; the effects of global pandemics, such as COVID-19 or other public health crises; changes in estimates and assumptions PAR makes in connection with the preparation of its financial statements, or in building its business and operational plans and in executing PAR's strategies; disruptions in operations from data breaches and cyberattacks, including heightened risks due to the rapid development and adoption of artificial intelligence technologies globally; PAR's ability to maintain proper and effective internal control over financial reporting; PAR's ability to execute its business, operational plans, and strategies and manage its business continuity risks, including disruptions or delays in product assembly and fulfillment; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other factors, risks, trends and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements contained in this Annual Report, including but not limited to, those described under “Part I, Item 1. Business”, “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Annual Report are made as of the date of this filing and PAR assumes no obligation to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I

Item 1.     BUSINESS

The Company

PAR Technology Corporation (NYSE: PAR), through its consolidated subsidiaries – ParTech, Inc. (“ParTech”) and PAR Government Systems Corporation (“PAR Government”), operates in two distinct reporting segments, Restaurant/Retail and Government.

Restaurant/Retail Segment

We provide leading omnichannel cloud-based software and hardware solutions to the restaurant and retail industries. Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence technologies, payment processing, hardware, and related technologies, solutions, and services. Our omnichannel solutions are used by more than 700 restaurant customers and can be found in more than 70,000 active restaurant locations. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies through a data-driven network with integration capabilities from point-of-sale to the kitchen, to fulfillment.

Our mission is to enable personalized experiences that connect people to the brands, meals, and moments they love; and our strategy to achieve this mission is grounded in delivering a unified experience across our comprehensive suite of subscription services, hardware, and professional services that simplifies our customers' operations, elevates their customer engagement, and drives their continued success.

PAR's vision of unified experience is a single platform that provides seamless connections from the restaurants’ backend systems through to their customer-facing channels enabling restaurant enterprises to deliver innovation, differentiated experiences and competitive advantage. It's the setup enterprise restaurants require to support omnichannel journeys and create a unified view of customer interactions, products, and management systems. We continuously strive to enhance and expand our omnichannel solutions to provide full integration of data points that drive guest satisfaction and operational efficiencies for restaurant enterprises across our offerings.

Products and Services

Subscription services

Our subscription services consist of software-as-a-service ("SaaS") solutions, related software support, and transaction-based payment processing services, and are grouped into three categories:

Guest Engagement, offering customer facing solutions:

PUNCHH, an enterprise-grade customer loyalty and engagement solution that enables customers to deliver personalized promotions to their customers to increase customer lifetime value and same-store sales. Punchh seamlessly integrates with our customers’ existing systems, providing AI-powered tools to deliver omnichannel loyalty experiences and campaigns to engage their customers, create real-time 360-degree insights and drive repeat purchases and higher average spend.

MENU, an eCommerce platform for global restaurant brands, powering all digital customer touchpoints from mobile, web, kiosk to delivery marketplaces. MENU provides restaurant brands with the tools they need to grow their digital business, manage orders from all channels and for all order types, orchestrate their delivery operations, and fully control their digital experience to retain a direct customer relationship.

Operator Solutions, offering front-of-house operator solutions:

BRINK POS, an open cloud, point-of-sale solution that provides operators with tools to seamlessly integrate with multiple product offerings - including kiosks, kitchen video systems, and enterprise reporting - through PAR's ecosystem of integration partners.

PAR PAYMENT SERVICES, our merchant services business that enables electronic payment and processing services for businesses of all sizes to accept electronic payments online or in-person. Par Pay is the front-end technology that reads payment cards and sends customer information to the merchant acquiring bank for processing. Combined, they offer a comprehensive payment processing solution that allows our customers to accept a variety of payments methods including debit and credit cards, near-field communication ("NFC") contactless, mobile devices, digital wallets and gift cards.

Back Office, offering back-of-house operator solutions:

DATA CENTRAL, a back-office solution that leverages business intelligence and automation technologies to manage labor, food costs, and inventory, and perform enterprise reporting. Data Central provides customers with the necessary tools to achieve peak operational and financial efficiency; it serves as the central hub of restaurant intelligence by collecting information from point-of-sale, inventory, supply, payroll and accounting systems to provide actionable insights and a comprehensive view of a restaurant’s operations.

Our SaaS solutions are extensible and built on open application programming interfaces (“API”) enabling integration by more than 500 integration partners, including leading industry brands, to extend the reach and capabilities of our SaaS solutions and those of our integration partners.

Hardware

Our hardware offerings include point-of-sale terminals and tablets, wireless headsets, drive-thru systems, kitchen display systems, payment devices, and other in-store peripherals:

Point-of-Sale Hardware. Our POS hardware platforms are designed to reliably operate in harsh environments associated with food service. PAR hardware terminals - PAR WAVE, EVERSERV 600, and PAR PHASE - and tablets are durable and highly functioning, scalable, and easily integrated, offering customers competitive performance at a cost-conscious price. Our open architecture POS platforms are optimized to support our SaaS solutions, as well as many third-party POS software applications, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served.

Wireless Communications, Drive-Thru Systems. Our wireless headsets for drive-thru order-taking provide our customers with another means to deliver their products and serve their customers. The PAR G5® headset provides clear audio, all-day battery life, and an ergonomic fit. PAR's drive-thru timer systems provide crew and managers near-real-time feedback to improve speed of service and meet performance targets.

In-Store Peripherals. We partner with numerous vendors that offer in-store peripherals, including kitchen display systems, payment devices, cash drawers, and printers, allowing us to deliver a comprehensive and completely integrated hardware solution.

Professional services

We provide a comprehensive portfolio of support services to our customers, including hardware repair, installation and implementation, training, and on-site and technical support.

Hardware repair. We offer depot repair, warranty, and overnight Advanced Exchange services from our offices in San Diego, California, Mississauga, Ontario, and our corporate headquarters in New Hartford, New York.

Installation and implementation. We offer hardware installation and software implementation services.

Training. We offer complete application training to customers’ in-store staff and provide technical training to our customers’ information systems personnel.

On-site and technical support. We offer on-site support in the continental U.S. through our field tech service network, and 24-hour help desk support from our diagnostic service centers located in New Hartford, New York and Tampa, Florida.

Outside of the continental U.S., we provide our professional services either directly or through authorized providers.

Markets and Distribution

We sell our products and services to enterprise restaurants, franchisees, and other restaurant outlets and to convenience stores and other retail customers, including amusement parks, movie theaters, cruise lines, spas, casinos, and other ticketing and entertainment venues through dedicated internal sales teams and channel partners.

We have longstanding relationships with several of the largest brands in the Restaurant/Retail segment, including as an approved provider of restaurant technology solutions and related support to McDonald's Corporation and its franchisees since 1980 and to Yum! Brands since 1983; these two brands represent 17% of our total revenue.

Competition

The markets for our products and services are highly competitive and rapidly evolving. We compete on the basis of features and functionality, user experience, integration capabilities, method of delivery (cloud versus traditional on-premise software applications), existing and planned product design, quality and reliability, product development capabilities, price, and customer service. Many of our larger customers have several approved suppliers of software and hardware similar to one or more of our products.

While we believe our open integration platform, omnichannel cloud-based software and hardware solutions, with enterprise-grade products and purpose-built hardware, combined with our advanced development capabilities, extensive domain knowledge and expertise, excellent product reliability, direct sales team, and responsive customer service and support, are competitive advantages, the rapid and increased adoption of new technologies (including artificial intelligence), introduction of new product and service offerings, and aggressive pricing are among some of the factors and strategies that can affect our ability to successfully compete. Additionally, we face competition from companies who have greater financial and technical resources, more relevant product and service offerings, and larger established customer bases. Furthermore, we expect that our industry will continue to attract new market entrants, including smaller emerging companies. We may also expand into new markets and encounter additional competitors in such markets.

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

Many of the products and components used by us have been, and may in the future be, subject to industry-wide shortage and significant pricing fluctuations. We have experienced a shortage in the number of suppliers and those suppliers' availability of certain products and components, for example, certain batteries, chipsets, or hardware devices, which has, and can again, result in significant fluctuations in the price of products and components. To mitigate these risks, we have expanded our supplier network and, we have in the past, and may in the future, increase our inventory levels of scarce products and components and adjust our pricing to reflect market conditions.

Research and Development

Product research, innovation, and product development are an integral part of our business. We continuously evaluate customer needs and new technologies to enable us to develop innovative and relevant products and product enhancements. Research and development expenses were $58.4 million, $48.6 million, and $34.6 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Intelligence, Surveillance, and Reconnaissance ("ISR")

PAR's ISR group provides a variety of IC support services, systems integration, situational awareness solutions, and mission readiness support. Our core competencies reside in mobile geospatial applications; counter, small, unmanned aerial systems ("C-sUAS"); and data science offerings. Our substantive, in-depth expertise in these domains enables us to provide government customers and industry partners with key technologies that support a variety of applications ranging from strategic enterprise systems to tactical in-the-field dismounted users. Additionally, we provide integration, testing and operational readiness support in line with these competencies. PAR's ISR group also provides systems engineering support and software-based solutions to the DoD research and development laboratories, intelligence customers, and operational commands. Our internal expertise ranges from theoretical and experimental studies to development and fielding of operational capabilities. Our ISR group members are:

•experienced developers and subject-matter experts in the DoD full motion video;
•developers of geospatial and imagery data management, visualization, and exploitation solutions;
•designers and developers of large-scale data science and multi-media analysis systems;
•leading the development of technologies to train and test artificial intelligence systems;
•designers of mobile, tactical situational awareness applications for Android, iOS, and Windows;
•architects and integrators of advanced C-sUAS systems-of-systems;
•builders of solutions for privacy, compliance and governance for sensitive customer data; and
•experienced in the development of live, virtual, constructive training for tactical operations.

We are actively engaged in the development of applications that support teams with real-time, tactical edge (mobile) situational awareness and distributed communications needs. PAR's ISR group has a strong legacy in the advanced research, development, and productization of geospatial information assurance technology involving steganography, steganography analysis, digital watermarking, and digital media forensics. These enabling technologies are used to provide increased protection and security of geospatial data and are increasingly applied to the identification of fabricated deep-fake media.

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

PAR's MS group supports critical information systems which operate elements of the DoDIN to support the National Command Authority (President and Joint Chiefs of Staff), DoD, and other federal agencies. Our system troubleshooting and regulatory experts support the customer mission around the globe. Approximately 70% of our footprint is outside the continental U.S. with contracts in Europe, Middle East, Africa, Australia, and U.S. commonwealths and territories in the Pacific and Caribbean.

PAR Government has strong and enduring relationships with a diverse set of customers throughout the DoD, IC, and other federal agencies. Our track record of delivering mission critical services to government customers spans decades, and includes contracts continuing 20 years or more, with an average contract duration of three to five years. We work closely with our customers, with many of our MS group employees co-located at customer sites. Our strong relationships and on-site presence with our customers aides our efforts to develop substantive customer and technical domain knowledge, translate mission understanding into exemplary program execution, and create continued demand for PAR Government’s services.

Commercial Software

PAR Government’s commercial software business draws on decades of research and development (“R&D”), image processing and geospatial information systems ("GIS") experience. Licensable software products focus on serving analysts and operators who seek highly accurate and timely information with both temporal and geospatial context. Product utility spans the modern battlefield from rear echelon analyst cell to the field operations center to tactical mobile devices and displays carried by infantryman at the very forward edge of a battlespace. Currently we offer three software products. The geospatial visualization ("GV") image processing suite is used by the international defense and intelligence community to analyze still and video imagery. A second product line, Situation-X (“Sit-X”), provides cloud-native interconnectivity for mobile platform situational awareness solutions used by government and private organizations to manage rapid response teams or deployed field units. Customers include global geospatial software providers, NATO partners, public safety organizations, and select U.S. intelligence agencies. Third, we offer GVStreamer software which enables real-time routing of video streams from a single camera source to multiple consumption endpoints and includes video management capabilities. Initiated to support livestreaming of unmanned aerial system (UAS) video to multiple end users (beyond a single control station), this capability also enables fixed video camera system relays and routing with minimized time delay for use in tactical applications. Finally, we are a certified reseller of Samsung mobile devices running their tactical edition (TE) operating system.

Markets and Competition

PAR Government obtains contracts through a mix of competitive proposals and technical paper submissions in response to solicitations from government organizations and prime contractors. In addition, we obtain contracts by submitting unsolicited proposals against publicly identified government requirements which are selected on merit for further development and funding. Although well positioned in our markets, competition for government contracts is intense. Many of our competitors are large corporations that have substantially greater financial resources and broader capabilities in management technology. Within our ISR contract portfolio we compete based on the technical talent and accomplishments of our development staff, approach to software development, and program management teams who have earned a reputation for rapid solutioning of leading edge software applications and platforms. We differentiate our ISR offerings based on our demonstrated technical savvy and key staff, who have high security clearances and the background and appetite to tackle truly difficult problems.

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

We continue to evolve our commercial software offerings through dedicated investments in two main areas. First, we are further developing video streaming and replication technologies to enable unmanned aerial vehicle operators to manage video outputs from multiple video feeds real time. Second, we are developing capabilities for tactical edge mobile device users to search and retrieve available satellite data from the growing commercial space-based remote sensing markets.

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

Intellectual Property

We rely on various intellectual property laws, confidentiality procedures, and contractual provisions to establish, maintain, and protect our intellectual property. We have U.S. and foreign patents filed and issued to protect our discoveries and inventions, registered and common law trademarks to protect our brand, and copyrights that relate to software and various distinctive characteristics of our products. We also rely on a combination of confidentiality and assignment-of-invention agreements with our employees and consultants, and enter into confidentiality and licensing agreements with our customers and other third parties with whom we have strategic relationships. We believe our use and reliance on intellectual property laws and our agreements and licenses protect and maintain our rights in our intellectual property; however, there can be no assurance that our trademarks, copyrights, patents, and other intellectual property rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights in technologies that are relevant to our business; or that our intellectual property rights will give us a competitive advantage. For a discussion of risks associated with intellectual property, refer to the Risk Factor—"Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and materially and adversely harm our business, financial conditions, results of operations and cash flows" in "Part I, Item 1A. Risk Factors", which is incorporated herein by reference.

Government Regulation

We are subject to a variety of laws and regulations in the United States and other jurisdictions that involve matters central to the business of our Restaurant/Retail segment, including privacy, data security and personal information, content, data retention and deletion and our Government segment, including the formation, administration and performance of U.S. Government contracts; as well as U.S. and foreign laws and regulations that impact the operations of our business, including employee matters, import and export controls, trade restrictions, anti-corruption and bribery. A failure, or alleged failure, by us to comply with any of these laws or regulations could have a material adverse effect on our business, financial condition, and results of operations. For additional information about government regulation and laws applicable to our business, refer to the risks described under “Risks Related to Our Business and Operations" and "Risks Associated with our Government Segment" in "Part I, Item 1A. Risk Factors".

Human Capital

We prioritize finding, developing and rewarding extraordinary talent. Our employee-first strategy is designed to provide a diverse, inclusive and safe environment where our employees enjoy coming to work each day to support our customers and grow our business. As of December 31, 2023, we had 1,802 full-time employees and 39 part-time employees.

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

We continued to make significant investments in our DEI program in 2023, including setting our first multi-year diversity representation goals, launching our educational “Celebrate You” speaker series, expanding our employee resource group footprint, and continuing to gather employee feedback via surveys to better understand the diversity and sense of inclusion of our employee population to inform our DEI strategy.

To evaluate and assess the effectiveness of our DEI program, we track the ethnic and gender diversity of our U.S. employee population and gender diversity of our global employee population. Our U.S. employee population consists of 27% ethnically diverse employees and 28% women. Globally, our workforce consists of 26% women.

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

Our compensation philosophy aims to attract, retain and incentivize top performers in a highly competitive market for talent, who can deliver competitive financial returns to shareholders through the achievement of short-term and long-term performance targets. To support our meritocratic, pay-for-performance strategy, we execute annual performance and 360 performance reviews with the intent to incentivize and motivate our employees. Talent assessments enable us to identify individuals that are ready for promotion and areas of development across our core competencies. In 2023, we continued to invest in our annual talent roadmap for all employees, including expanding our annual 360 feedback experience to all full-time employees and facilitating an updated talent review of director level and above employees with our executive team to better understand the landscape of our talent globally. In 2024 we will continue to invest in training and development tools and resources such as our career framework and PAR leadership academy for all of our employees.

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

Available Information

Our website is located at https://partech.com. Our Annual Reports on Form 10-K, Proxy Statements on Schedule 14A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports and statements filed or furnished by us pursuant to the Exchange Act are available, free of charge, on our website at https://partech.com/investor-relations/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Board of Directors’ committee charters and Code of Conduct are also available, free of charge, at https://partech.com/investor-relations/. The information posted on or accessible through our website is not incorporated into this Annual Report or in any other report or document we file with the SEC. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including PAR.

Item 1A.     RISK FACTORS

The following risk factors could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price, and could cause our future results to be materially different than we currently anticipate. These risk factors should be read in conjunction with “Part I, Item I, Business,” "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes in "Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Risks Related to Our Business and Operations

We face extensive competition in our markets, and our failure to compete effectively could result in decreased demand for our products and services and/or price reductions, which could materially and adversely affect our ability to achieve and sustain profitability and harm our business, financial condition, and results of operations.

The markets for our subscription services and hardware products are characterized by rapid technological advances, intense competition among existing and emerging competitors, fluid and evolving industry practices, disruptive technology developments (including artificial intelligence), and frequent new product introductions; any one of these factors, including that one or more of our competitors may successfully use and deploy products incorporating artificial intelligence, could create downward pressure on pricing and gross margins and could adversely affect sales to our existing customers, as well as our ability to attract and sell to new customers. Our future success depends on our ability to anticipate and identify changes in customer needs and/or relevant technologies, quickly respond to customer requirements, and rapidly and effectively introduce new and innovative products, features, and functions, while maintaining the integrity, quality, and competitiveness of our existing products. If we fail in these efforts, our business, financial condition, and results of operations could suffer, and our ability to achieve and sustain profitability could be adversely impacted.

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

Our failure to meet service level commitments or milestones under customer contracts may result in our customer contracts being less profitable, and expose us to liability and reputational harm.

Our subscription services agreements typically include service level commitments or milestones. If we fail to meet these contractual commitments, we may be contractually obligated to pay penalties or provide service credits for a portion of the service fees paid by our customers. As such these contractual commitments have, and may in the future, adversely impact our revenues, ARR, and margins earned on our subscription services. Moreover, our failure to meet our commitments could result in customer dissatisfaction, reputational harm, or the loss of customers, and adversely affect our business and results of operations.

We rely on third-party cloud and network infrastructure providers to deliver our subscription services, and any interruptions or delays in their services could harm our reputation and business.

Our ability to deliver our subscription services in a timely, secure, and reliable manner to our customers depends on the protection of the information we store with our third-party cloud providers, as well as the maintenance of third-party network infrastructures. Interruptions or delays in these services, including those which may be caused by natural disasters or malicious actors, have, and may in the future, result in service disruptions, resulting in our failure to meet service level commitments or milestones, exposing us liability, reputational damage, and potential loss of customers. We may also incur significant costs to use alternative providers or equipment to deliver our subscription services or taking other actions to mitigate any prolonged service disruptions. Any such alternatives could be more difficult or costly to replace than what we currently license, and integration of alternatives into our information technology system could require significant work and resources and delays.

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

Economic instability or regulatory or political conditions, including inflation, recession or slowed economic growth, elevated or fluctuating interest rates, or actual or anticipated military or political conflicts (including the Russian-Ukraine war, tensions with China and between China and Taiwan, the Israel-Hamas conflict and other hostilities in the Middle East) in the United States and in other countries and regions in which we, our customers, suppliers, and our other third-party providers conduct business, and the impact of such conditions or insecurities, including inflated costs of goods, services, and labor, and muted or decreased consumer confidence and discretionary spending, could materially and adversely impact the cost and demand for our products and services, our ability to perform our contractual obligations, and execute our operational and growth strategies.

•Cost of products and components. Certain areas of our business could experience supply chain challenges, including shortages, shipping delays, and increased costs due to price increases for products and components and in shipping and transportation costs; while the areas of our business most vulnerable to these factors did not experience significant adverse effects in 2023 and, notwithstanding that we have expanded the countries and regions in which we sell our hardware products and have added suppliers to mitigate risks associated with single-source suppliers, macroeconomic and geopolitical trends and events will continue to pose a risk to our business, including our costs of goods and operating results.

•Cost of labor and labor shortages. Labor costs, including wages and costs of benefits, remain higher than pre-COVID. High labor costs have a direct negative impact on our results of operations and could negatively influence our customers’ investment choices, including whether and when to invest in our products and services. Additionally, fewer participants in the labor market may dampen businesses’ and consumers’ ability and desire to invest and spend, which could also negatively influence our customers’ investment choices. Any of the forgoing events could adversely impact our business, including our costs of goods and operating results.

•Changes in consumer confidence. The restaurant/retail industries depend on consumer discretionary spending. Our customers are impacted by consumer confidence, which is influenced, in part, by general economic conditions, which may negatively affect consumer discretionary spending. A material decline in consumer confidence could result in consumers choosing to dine out less frequently or reduce the amount they spend on meals while dining out, which could negatively impact our customers’ sales and, in turn, result in reduced, delayed, or cancelled orders (bookings) or a decrease in active sites, revenue, or annual recurring revenue (ARR) from our subscription services, or an increase in customer churn; or reduced, delayed or cancelled hardware sales and installations.

The extent, duration, and actual consequences of U.S. and global economic conditions and geopolitical tensions and events are uncertain and could exacerbate other risk factors that we identify in this Annual Report.

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

Further, in some instances, we are dependent on single-source suppliers for certain of our products and components, which may subject us to other significant risks, including higher prices, reduced control over product or component delivery schedules, or inadequate inventory.

Most of our suppliers of products and components are located internationally, including in South Korea, China, and Taiwan, and are susceptible to hostilities in those regions and trade barriers and tariffs, which could increase the cost or availability of certain products and components to us that we may not be able to offset. Furthermore, certain of our suppliers could decide to discontinue business with us or limit the allocation of products and components to us, which could result in our inability to fill our supply needs, jeopardizing our ability to fulfill our contractual obligations, which could in turn, result in a decrease in sales and cash flows, contract penalties or terminations, and damage to customer relationships and our reputation.

While we have been able to obtain cost reductions and avoid unfavorable changes to terms with some of our suppliers, this is not the case with all of our suppliers, and we may not be successful in maintaining favorable terms or securing favorable terms from other suppliers in the future, which could negatively impact gross margins in our hardware sales and Advanced Exchange, depot repair, and field services. To offset increased costs, we have and may in the future increase the prices of our hardware products and installation, repair, and field services. These price increases could make us less competitive, result in reduced sales, and loss of potential new customers, and cause damage to our reputation and relationships with our customers, which could have a negative impact on our business, financial condition, and results of operations.

Inventory management is also an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of product and component inventory shortages and customer requirements. In the past, when faced with product and component supply-related challenges, we have, in some instances, increased our inventory levels to satisfy anticipated customer requirements, which, in some instances, resulted in increased product and component costs, increased inventory expenses and lower margins, requiring that we write-down excess inventory. Inventory management is on-going and we may experience similar scenarios in the future, which could negatively impacting our financial condition, results of operations and ability to achieve and sustain profitability.

If we are unable to recruit, develop, and retain qualified employees, our business, financial condition, and results of operations may be materially and adversely harmed.

Our ability to successfully execute our operational plans and strategies, achieve our business and/or development objectives, or increase the scope or range of our service or product offerings under customer contracts, is dependent on our ability to attract, develop, and retain engineers, security and product architects, sales representatives, technical staff, and other skilled employees. Competition for top talent in the restaurant/retail and technology industries is intense. If we cannot effectively recruit, develop, and retain qualified employees to drive our Restaurant/Retail segment’s operational and strategic goals and develop and convert opportunities our business could suffer. Moreover, many positions in our Government segment require security clearances, which can be difficult and time-consuming to obtain, resulting in increased competition for these uniquely qualified individuals, and could significantly delay or prevent our Government segment from achieving its business and/or development objectives, and could materially harm our Government business. Our ability to recruit, develop, and retain necessary qualified employees depends on a number of factors, including compensation and benefits, flexibility regarding virtual and hybrid work arrangements, work location, work environment, and corporate culture.

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
•inability to retain customers and suppliers of the acquired business, and on terms similar to, or better than, those in place with the acquired business;
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

Our international operations subject us to local laws and regulatory regimes, geopolitical or economic changes or events, uncertainties and other factors that could harm our business, financial condition and results of operations.

For the years ended December 31, 2023, 2022, and 2021, 5.7%, 5.5%, and 7.3%, respectively, of our total consolidated revenues were derived from sales outside of the United States. Our international operations subject us to a variety of risks and challenges, including:

•compliance with a variety of local laws and regulations governing our foreign operations, including the General Data Protection Regulation (“GDPR”) in the European Union, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.K. Bribery Act and other anti-corruption regulations, and other regulatory or contractual limitations on our ability to sell our products and services in certain foreign markets, and the risks and costs of non-compliance with such laws and regulations, including fines, penalties, criminal sanctions against us, our officers or employees, prohibitions on the conduct of our business, and damage to our reputation;
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
•difficulties in managing international employees and exposure to different employment practices and local labor conditions and regulations, including labor issues faced by suppliers or immigration and labor laws which may adversely impact our access to technical and professional talent;
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

These risks and challenges could result in an increase in our cost of doing business internationally, including shortages and increased costs of products and components, shipping delays, longer payment cycles, increased taxes, and restrictions on the repatriation of funds to the United States. In addition, our business is exposed to pandemics (like the COVID-19 pandemic), war, terrorism, civil insurrection or social unrest, and other significant business interruptions that could lead to disruption, instability and volatility in the global economy and negatively impact us, our suppliers, partners, and customers. We have employees in India and Serbia, and third-party consultants in Germany, Philippines, Ukraine, and other locations outside of the U.S. that provide software development and support services. A sustained loss of the software development services provided by international employees and third-party consultants could negatively impact our software development efforts, adversely affect our competitive position, harm our reputation, impede our ability to achieve and maintain profitability, and negatively impact our business, financial condition, and results of operations.

Natural disasters, pandemics, or other natural or manmade disasters or outbreaks could negatively impact our business and operations.

Our business is susceptible to losses and interruptions caused by flooding, hurricanes, earthquakes, power shortages, telecommunications failures, pandemics and other natural or manmade disasters. The global COVID-19 pandemic, the hurricanes and related floods in south eastern United States, and the wild fires in western United States, and any future natural or manmade disaster or pandemic could have an adverse impact in countries or regions in which we conduct our business or offer and sell our services and products or our customers conduct their businesses and, in turn, decrease the demand for our services or products. Such events could also cause delays or disruptions in access to our subscription services or third-party providers’ software and systems; cause supply chain disruptions, resulting in shortages or delays in shipments of products and components; create health and safety risks to our employees and distract employee productivity; and result in changes in consumer spending choices and customer investment decisions, any one of which could harm our business and results of operations. Moreover, we may be subject to climate-related regulations and reporting requirements and changing market dynamics and stakeholder expectations regarding climate change and any impact our operations have or may have on the environment, all of which may impact our business, financial condition and results of operations.

Risks Related to Cyber Security, Data Privacy, and Intellectual Property

Our cloud applications and information technology systems or those of our service providers could be subject to cyberattacks or other security incidents, which could result in operational disruptions, costly governmental investigations or litigation and other adverse consequences that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We experience cyber-attacks and other attempts to gain unauthorized access to our cloud applications and information technology systems on a regular basis, and we anticipate that we will continue to be subject to such attempts as we continue to expand the products and services we offer to customers. Despite our cybersecurity program and the technical and organizational security measures we use to detect and prevent unauthorized access and usage, our cloud applications and information technology systems, and the third-party cloud computing platforms on which our cloud applications and data are stored or processed, are vulnerable to cyber-attacks, including computer viruses, distributed denial of services attacks, malware, social engineering, credential-based attacks, supply chain attacks and other attacks which may result in unauthorized access by malicious actors, including nation-states and their agents. Such events have caused, and in the future could result in, the disruption of access to or the interruption of the operation of our cloud applications and information technology systems, or the cloud computing platforms and cloud applications of our third-party providers.

Even though prior events did not have a material adverse effect on our cloud applications and information technology systems or the cloud computing platforms and cloud applications of our third-party providers/integrators and our operations, there can be no guarantee that the same will be the case in the future. Cyber-attacks have become increasingly more sophisticated, frequent, and difficult to predict and protect against. In particular, the shift to a widespread remote working environment, including additional remote development teams, and the addition of new infrastructures, increases the opportunities available to malicious actors, and, as such, increases the risk of a cyber-attack potentially occurring which may result in the disruption of access to or the interruption of the operation of our cloud applications and information technology systems, or the cloud computing platforms and cloud applications of our third-party providers/integrators. A material failure or disruption in our operations due to such an attack could result in unauthorized access, data loss, misappropriation of information, interruption of systems availability or denial of access to applications or information required by our customers to conduct their businesses, which in turn could result in costly governmental investigations and litigation, breach of contract claims, indemnity obligations, and reputational damage, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Security defects and vulnerabilities in our cloud applications and information technology systems or those of our service providers, integrators, and customers could result in claims of liability against us, damage our reputation, or otherwise materially harm our business, financial condition, results of operations, and cash flows.

Our cloud applications and information technology systems and those of our third-party service providers/integrators and customers are inherently subject to security defects and vulnerabilities due to the release of new technologies and new techniques developed by malicious actors. If the manner and timing of how we fix identified security defects and vulnerabilities to our cloud applications and information technology systems is wrong or the manner and timing of how our third-party service providers/integrators, or third-party network providers fix defects and vulnerabilities in their cloud applications and information technology systems is wrong, or our customers do not implement or timely implement security updates or version upgrades provided by us or our third-party service providers\integrators, then our and our third-party service providers\integrators cloud applications and information technology systems, and the information technology systems of our customers may be left vulnerable to delays and disruptions to access, which may result in our customer’s being unable to conduct their businesses. Unchecked security defects or vulnerabilities, may result in a material failure of our or our third-party providers\integrators cloud applications and information technology systems, substantial service disruptions, unauthorized access or denial of access, data loss or misappropriation of information, which in turn could result in breach of contract claims, indemnity obligations, governmental investigations and penalties, and reputational damage, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to comply with data privacy or data protection laws and regulations could subject us to significant penalties and legal liability, harm our reputation or otherwise materially harm our business, financial condition, results of operations, and cash flows.

Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex data privacy and data protection compliance environment and the potential for significant liability in the event of a data incident. We are subject to data privacy and data protection laws and regulations in the United States and abroad, some of which place restrictions on our ability to process personal data across our business. For example:

•the GDPR and the United Kingdom’s Data Protection Act 2018 ("UK-GDPR"), impose requirements relating to the processing of personal data, the information provided to individuals regarding the processing of their personal data, the security, confidentiality, minimization, and retention of personal data, notifications in the event of personal data breaches and the use of third-party processors. The GDPR and the UK GDPR impose substantial fines for breaches of data protection requirements, which can be up to four percent of annual worldwide revenues or 20 million Euros, whichever is greater.

•various state data privacy and data protection laws, including the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"), the Illinois Biometric Information Privacy Act ("BIPA"), the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act, Connecticut’s Act Concerning Personal Information Privacy and Online Monitoring, the New York SHIELD Act, and the regulations implementing these laws, establish data privacy rights to their respective residents (including in California, where residents have a private right of action for violations of the CCPA and CPRA) and regulate how we may collect, use, process and store personal data.

These laws and regulations are evolving and the application, interpretation, and enforcement of these laws and regulations are often uncertain; nevertheless, our failure or perceived failure to adequately address data privacy and data protection concerns, or to comply with applicable laws and regulations could damage our reputation, discourage current or potential customers from using our products and services, and result in costly governmental investigations, enforcement actions or litigations, breach of contract claims, indemnity obligations, additional insurance costs, complaints by private individuals, and/or the payment of penalties to consumers or governmental entities, which could have a material and adverse effect our business, financial condition, results of operations and cash flows.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and materially and adversely harm our business, financial conditions, results of operations and cash flows.

We believe that our products and services do not infringe the intellectual property rights of third parties; however, we cannot guarantee that third parties will not assert infringement or misappropriation claims against us with respect to our current or future products and services, or that any such assertions will not require us to enter into royalty arrangements or settlement agreements, or result in costly litigation or in our being unable to use certain intellectual property. Infringement assertions from third parties may involve patent holding companies or non-practicing entities or other patent owners who have no relevant product revenue, and therefore our viable and supportable defenses may provide little or no deterrence to these entities or patent owners in bringing intellectual property rights claims against us. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

There are risks related to our information technology systems, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are in the process of implementing new enterprise performance management and equity administration systems and combining our customer relationship management (CRM) and enterprise resource planning (ERP) systems into a single pre-existing CRM and ERP system, all of which are intended to improve the efficiency and effectiveness of our operations by streamlining information flow. The implementation processes are complex and time-consuming and are subject to project delays, integration risks, data conversion risks, and risks associated with the efficient and effective adoption of these systems by employees and customers. These risks could result in operational inefficiencies that materially and adversely affect our business, financial condition, results of operations, and cash flows due to:

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

Furthermore, the implementation processes of these new systems may create change management risks that require effective internal controls to mitigate. Our failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately and timely report our financial results.

Risks Associated with our Government Segment

A portion of our Government segment revenue is derived from U.S. Government contracts, which contain provisions unique to public sector customers, including the U.S. Government’s right to modify or terminate these contracts at any time.

For the year ended December 31, 2023, total consolidated revenues of 33% were derived from contracts to provide technical expertise to government organizations and prime contractors. In any given year, the majority of our government contracting activity is associated with the DoD. Contracts with the U.S. Government typically provide that such contracts are terminable, in whole or in part, at the convenience of the U.S. Government. If the U.S. Government terminates a contract on this basis, we would be entitled to receive payment for our allowable costs and, in general, a proportionate share of our fee or profit for work actually performed. Most U.S. Government contracts are also subject to modification or termination in the event of changes in funding. As such, we may perform work prior to formal authorization, or the contract prices may be adjusted for changes in scope of work. Termination or modification of a substantial number of our U.S. Government contracts could have a material adverse effect on our business, financial condition, and results of operations.

We perform work for various U.S. Government agencies and departments primarily pursuant to fixed-price, cost-plus fixed fee and time-and-material prime contracts and subcontracts. Revenues derived from government contracts for the year ended December 31, 2023 were based on approximately 57% cost-plus fixed fee contracts and approximately 34% fixed price contracts, with most of the remaining balance derived from time and material contracts and a small portion derived from commercialized product licensing.

While fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. Where initial estimates we use for calculating the contract price are incorrect, we may continue to incur losses on those contracts. In addition, some of our governmental contracts have provisions relating to cost controls, and audit rights and if we fail to meet the terms specified in those contracts, then we may not realize the full benefit of the contracts. Lower earnings caused by cost overruns would have an adverse effect on our financial results.

Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. PAR Government has experienced staff compensation pressures as the individuals offered under these contracts are highly sought after and in short supply. Time and material contracts are bid with rate schedules and escalation that may last up to 5 years and generally do not adjust to current economic conditions until being recompeted. Given the required technical backgrounds of the staff, coupled with significant recent inflationary pressures, we may continue to experience margin risk as we will be required to increase compensation to remain competitive in the markets we serve.

Under cost-plus fixed fee contracts, we are reimbursed for allowable costs and paid a fixed fee. In some cases, costs under either of these types of contracts have exceeded the contract ceiling, or are not allowable under the provisions of the contract or applicable regulations. In these cases, we have not been reimbursed for 100% of our associated costs. Our inability to control our costs under either a time and materials contract or a cost-plus fixed fee contract could have a material adverse effect on our financial condition and results of operations. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

PAR Government’s Sit-X commercial product offering is undergoing the FedRAMP certification process. This complex process, if not successfully completed in a timely fashion, may continue to reduce marketability and overall profitability of this product line.

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

The U.S. Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to General Services Administration contracts, Government-wide Acquisition Contracts, or other multi-award contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Government may face restrictions from new legislation or regulations, as well as pressure from U.S. Government employees and their unions, on the nature and amount of services the U.S. Government may obtain from private contractors. These changes could continue to impair our ability to obtain new contracts or retain existing contracts under which we currently perform when those contracts are up for recompete. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our financial condition and results of operations. A realignment of funds with changed U.S. Government priorities, including “insourcing” of previously contracted support services, and the realignment of funds to other non-defense-related programs may reduce the amount of funds available to defense-related and other programs in our core service areas.

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

Financial Related Risks

We may not be able to achieve profitability, which could have a material adverse effect on our financial condition and the trading price of our common stock.

We have incurred operating losses in each of the last several years, including for the year ended December 31, 2023. For us to achieve profitability, we must operate our business consistent with our capital allocation strategy, which focuses on the allocation of our capital to revenue generating activities, while controlling expenses. We cannot assure that we will be successful in achieving or sustaining profitability in the future, among other things:

•our investments in new products and new features for our existing products, may require more investment than planned or our new products or new features may not achieve the expected commercial success and generate additional revenue or advance the growth of our business;

•we may not realize the anticipated revenue contributions or operational synergies of our acquired businesses or achieve our targeted growth rates or improve our market share; and

•we may not be able to control expenses at the levels planned due to internal and external factors, such as a recession or slowed economic growth, inflationary pressures, and geopolitical events, many of which are beyond our control.

If we fail to achieve and sustain profitability, our financial condition could be materially and adversely impacted and the market price of our common stock could decline.

For the year ended December 31, 2023, two customers account for a significant portion of our revenues in the Restaurant/Retail segment. The loss of one of these customers’ purchases of hardware and professional services, or a significant reduction, delay, or cancellation of purchases of hardware and professional services by one of these customers, could materially and adversely affect our business, results of operations, and cash flows.

Revenues from our Restaurant/Retail segment constituted 67% of our total consolidated revenues for the year ended December 31, 2023. Aggregate sales of primarily hardware and professional services to the two customers and their respective franchisees constituted 17% of our consolidated revenues for the year ended December 31, 2023. Significant reductions, delays or cancellations of hardware sales and professional services to one of these customers and its franchisees would reduce our revenue and operating income and could materially and adversely affect our business, results of operations, and cash flows.

We may not have sufficient cash flow from our operating subsidiaries to pay our debt, which may seriously harm our business.

As of December 31, 2023, we had $385.0 million of aggregate principal amount outstanding under our 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”) and 1.50% Convertible Senior Notes due 2027 (the “2027 Notes”, and together with the 2026 Notes, the “Senior Notes”). Our ability to make scheduled payments or to refinance the Senior Notes depends on our performance, which is subject to economic, financial, competitive, geopolitical, and other factors that may be beyond our control. If our operating subsidiaries are unable to generate sufficient cash flow from operations to service our debt under the Senior Notes, we may be required to adopt one or more alternatives to secure cash flow, such as selling assets or obtaining additional capital; any sale of assets or transaction to raise capital could be on terms that may be onerous or highly dilutive. Our ability to raise funds through debt or equity issuances and otherwise access the credit and capital markets at the times and in the amounts needed and on acceptable terms will depend on our financial condition and the condition of the capital markets at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default under the indentures governing the Senior Notes.

Our indebtedness under the Senior Notes, could, among other things, restrict or limit our ability to plan and react to changes in our business and our industries; place us at a disadvantage compared to our competitors who have less debt; and limit our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes.

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

We make estimates and assumptions in connection with the preparation of our financial statements, and any changes to those estimates and assumptions could adversely affect our results of operations, cash flows and financial condition.

In connection with the preparation of our financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. For example, we make significant estimates and assumptions when accounting for revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, valuation allowances for receivables, valuation of excess and obsolete inventories, and measurement of contingent consideration at fair value. These estimates and assumptions are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations, cash flows and financial condition.

A portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis. A significant impairment determination in any future period could have an adverse effect on our financial condition and results of operations, even without a significant loss of revenue or increase in cash expenses attributable to such period.

Our goodwill was approximately $489.7 million at December 31, 2023 and our intangibles were $94.9 million at December 31, 2023. Identifiable intangible assets are primarily a result of business acquisitions and internally developed capitalized software. We test our goodwill and identifiable intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that would indicate possible impairment. We describe the impairment testing process and results of this testing more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” Our estimates are subject to uncertainties. If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet, which could adversely impact our financial condition and results of operations. Additional information about our impairment testing is contained in "Note 1 – Summary of Significant Accounting Policies" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report.

Ineffective internal controls could have a material adverse effect on our business, financial conditions, and results of operations.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, failure or interruption of information technology systems, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. This could cause our financial reporting to be unreliable and potentially result in a restatement of our financial statements, which in turn could lead to a loss of investor confidence and a decline in the trading price of our common stock, and could subject us to investigation or sanctions by the SEC. Any such consequence or other negative effect could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to the Ownership of our Common Stock

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

Future sales of our common stock or other securities could depress the price of our common stock and could result in dilution to our shareholders.

We have and likely will in the future issue and sell shares of common stock or other securities to raise capital or issue securities for a variety of purposes, including in connection with acquisitions of other businesses or other strategic transactions. Transactions involving newly issued common stock or other securities convertible into our common stock, if converted, could result in dilution, possibly substantial, to our shareholders. Dilution may have a negative impact on the price of our common stock if investors react unfavorably to a transaction or if the dilution causes a significant decrease in our earnings per share.

Our evaluation or completion of strategic alternatives may negatively impact our business and stock price.

We have disclosed that our board of directors and management periodically evaluate strategic alternatives to maximize value for our shareholders, including strategic acquisitions, sales of non-strategic assets or businesses (including, for example, a sale of PAR Government Systems Corporation and/or one or more of its subsidiaries), and other transactions. We cannot provide assurance that any transaction will be completed; whether we decide to pursue a transaction will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquisition targets or acquirers, sources of financing and terms, market conditions, and industry trends. Even if a transaction is completed, there can be no assurance that the transaction will be successful or have a positive effect on shareholder value. In addition, our financial results and operations could be adversely affected, including the diversion of management’s attention from our operations and the execution of other strategies. We have and will continue to incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including legal, accounting, and financial advisor fees. Furthermore, the public announcement of a strategic transaction may negatively impact our operating results if we are not able to realize the anticipated benefits of the transaction. We do not intend to disclose developments or provide updates with respect to potential strategic transactions unless and until disclosure is appropriate or required. Accordingly, speculation regarding potential strategic transactions could cause our stock price to significantly fluctuate.

The trading price of our common stock may experience price and volume volatility, which could impair our ability to finance strategic transactions using our common stock and could result in losses for our shareholders.

A number of factors can impact the trading price of our common stock, including:

•the impact of uncertainties, volatility, and economic disruption created by macroeconomic conditions and geopolitical events, including, inflation, recession, interest rate fluctuations, actual or anticipated military or political conflicts (including the Russian-Ukraine war, tensions with China and between China and Taiwan, the Israel-Hamas conflict and other hostilities in the Middle East) and global pandemics (such as COVID-19) or other public health crises, on our business, our customers, and the industries in which we operate;
•actual or anticipated fluctuations in our financial condition and results of operations (including, shortfalls or changes in expectations about, our revenue, margins, earnings, Annualized Recurring Revenue (“ARR”), sales of our product and service offerings or other key performance metrics;
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

In addition, the market for technology stocks or the stock market in general may experience uneven investor confidence, which may cause the trading price for our common stock to decline for reasons unrelated to our operating performance.

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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 1C.     CYBERSECURITY

Governance

Our board of directors oversees our risk management programs, strategies and processes. The board of directors also assigns certain oversight responsibilities to its committees and has assigned the audit committee to oversee our guidelines, policies and practices regarding risk assessment and risk management as they relate to cybersecurity.

Our cybersecurity team is led by our Senior Director of Cybersecurity who has over 15 years of direct cybersecurity experience that includes incident response, security operations and management. This team is responsible for implementing and maintaining corporate and platform-wide cybersecurity, data protection, and third-party risk practices in coordination with our security steering committee, whose members include, our Senior Director of Cybersecurity, professionals working in cybersecurity and product and technology security and representatives from finance, internal audit, compliance and legal. The security steering committee meets quarterly to review our risk profile, threat detection, and remediation strategies, as well as our overall cybersecurity posture and health.

Our audit committee, typically in joint session with the full board of directors, meets quarterly with our Senior Director of Cybersecurity and receives reports regarding our systems and data security. These cybersecurity reports to the audit committee include various information, such as updates on the cybersecurity threat landscape, risk assessments, mitigation plans, notable incidents, the status of projects to strengthen our information security systems, engagement of third parties (e.g., consultants and auditors) and third-party tools, and our employee-training programs.

Risk Management and Strategy

We implement enterprise-wide information security policies and security awareness training to promote compliance and enhance security awareness and vigilance among our workforce. This training is distributed to all employees and includes interactive training on the acceptable use of technology, secure software development practices and phishing simulations.

We use various internal organizational cybersecurity and privacy safeguards, controls and procedures for the discovery, identification, classification, assessment, and management of cybersecurity incidents and material risks associated with our corporate business systems, our product and service offerings, and third-party supplier relationships. Incident response plans and procedures are in place for the detection and response to cybersecurity incidents and events that may adversely affect the confidentiality, integrity or availability of our corporate business systems, our product and service offerings and third-party supplier dependencies. Our incident response plan includes a materiality assessment framework used for escalation protocols, navigation of materiality assessment determinations and procedures for post determination actions. Our incident response team includes our Senior Director of Cybersecurity, representatives from legal and delegates from our product engineering teams and corporate information technology teams. The incident response team will engage third-party incident management experts, including outside legal counsel, as necessary. Our Senior Director of Cybersecurity will provide updates to the internal audit team and our senior management team regarding any such incident until it has been addressed.

Our cybersecurity team implements various security processes, standard operating procedures and tools that aid in the prevention, detection, investigation, response and remediation of vulnerabilities and risks. These include, but are not limited to, endpoint and cloud threat detection and response systems, network application and API security services, cloud security posture management solutions, enterprise data loss prevention ("DLP") and governance services, cloud-native security scanners and source code analysis tooling. The cybersecurity team is responsible for the continuous monitoring, reporting and response to threats and vulnerabilities discovered through the deployment and operation of these tools. If any deficiencies relating to our internal controls over financial reporting are discovered, the Senior Director of Cybersecurity is required to report them to our internal audit team.

As part of our risk management process, our cybersecurity team conducts routine vulnerability and application security assessments, penetration testing, security and compliance audits, and ongoing risk assessments. We also engage third-party independent auditors to attest to the implementation and operational effectiveness of security controls implemented within our product and service environments in scope for Payment Card Industry Data Security Standard ("PCI DSS") and American Institute of Certified Public Accountants ("AICPA") System and Organization Controls ("SOC") as well as financial systems in scope for Sarbanes-Oxley information technology general controls. Additionally, our internal audit team conducts regularly scheduled audits of our IT and business systems. The results of these reviews are reported to senior management and the audit committee as part of the quarterly reporting process discussed above.

Item 2.     PROPERTIES

Our principal executive offices are located in 208,700 square feet of owned office space at 8383 Seneca Turnpike, New Hartford, New York, from which we operate out of 180,900 square feet and lease the remaining space to third parties. Our Restaurant/Retail segment also uses this space to assemble certain of our hardware products and for research and development, sales, and professional services. The Government segment's principal offices are located in 13,324 square feet of leased office space at 160 Brooks Road, Second Floor, Rome, New York from which it conducts sales, administrative, and research and development activities. In addition to these principal properties, we have leasehold interests in small office spaces located in Australia, Canada, India, United Arab Emirates, England, Switzerland, Serbia, Spain, and other locations within the U.S. We are currently operating in a substantially remote work environment and believe our current facilities are adequate for our present needs. If and when our property needs change, we believe the capacity of our current facilities and ability to obtain suitable additional facilities on commercially reasonable terms will satisfy our business requirements.

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

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our common stock is listed on the New York Stock Exchange under the symbol “PAR”. According to the records of our transfer agent, as of February 23, 2024, there were 267 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers, banks, and other nominees.

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

Issuer Purchases of Equity Securities

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of their awards. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the awards withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended December 31, 2023, there were no shares withheld.

Performance Graph

The performance graph below shows the cumulative total shareholder return on our common stock compared to the cumulative total shareholder return on the Russell 2000 index and the Russell 2000 Technology index, a published peer industry group of 190 companies on an annual basis.

The performance graph assumes the investment of $100 on December 31, 2018 in our common stock, the Russell 2000 and the Russell 2000 Technology indices. The cumulative total shareholder returns shown below represent the value that such investments would have had on December 31, 2023 (assuming reinvestment of all dividends). Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PAR Technology Corporation, the Russell 2000 Index
and the Russell 2000 Technology Index
$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
PAR Technology Corporation
Russell 2000
Russell 2000 Technology

Item 6.     RESERVED

Not applicable.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes thereto included under "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under "Forward-Looking Statements" and "Part I, Item 1A. Risk Factors" above.

The following section generally discusses year-over-year comparisons between 2023 and 2022. Discussions related to year-over-year comparisons between 2022 and 2021 are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, filed with the SEC on March 21, 2023.

2023 Performance Highlights

•Annual Recurring Revenues ("ARR") grew to $136.9 million - a 22.8% increase from $111.4 million reported for the year ended December 31, 2022.

•Active sites expansion
◦Operator Solutions active sites expanded to 23.3 thousand - a 19.5% increase from the 19.5 thousand reported for the year ended December 31, 2022.
◦Back Office active sites expanded to 7.7 thousand - an 10.0% increase from the 7.0 thousand reported for the year ended December 31, 2022.

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including ARR, active sites, and adjusted subscription service gross margin, used by us to evaluate Restaurant/Retail segment performance.

RESULTS OF OPERATIONS

Results of operations for the years ended December 31, 2023, 2022, and 2021 were as follows:

Consolidated Results

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net revenues:
Hardware	$103,391	$114,410	$105,014	24.9%	32.2%	37.1%	(9.6)%	8.9%
Subscription service	122,597	97,499	62,649	29.5%	27.4%	22.1%	25.7%	55.6%
Professional service	50,726	50,438	42,688	12.2%	14.2%	15.1%	0.6%	18.2%
Contract	139,109	93,448	72,525	33.5%	26.3%	25.6%	48.9%	28.8%
Total revenues, net	$415,823	$355,795	$282,876	100.0%	100.0%	100.0%	16.9%	25.8%

Gross margin
Hardware	23,072	22,186	24,173	5.5%	6.2%	8.5%	4.0%	(8.2)%
Subscription service	58,862	50,075	23,998	14.2%	14.1%	8.5%	17.5%	108.7%
Professional service	7,512	9,456	8,113	1.8%	2.7%	2.9%	(20.6)%	16.6%
Contract	8,864	7,576	5,837	2.1%	2.1%	2.1%	17.0%	29.8%
Total gross margin	98,310	89,293	62,121	23.6%	25.1%	22.0%	10.1%	43.7%

Operating expenses:
Sales and marketing	38,513	34,900	24,166	9.3%	9.8%	8.5%	10.4%	44.4%
General and administrative	68,992	66,319	59,832	16.6%	18.6%	21.2%	4.0%	10.8%
Research and development	58,356	48,643	34,579	14.0%	13.7%	12.2%	20.0%	40.7%
Amortization of identifiable intangible assets	1,858	1,863	1,825	0.4%	0.5%	0.6%	(0.3)%	2.1%
Adjustment to contingent consideration liability	(9,200)	(4,400)	—	(2.2)%	(1.2)%	—%	109.1%	N/A
Gain on insurance proceeds	(500)	—	(4,400)	(0.1)%	—%	(1.6)%	N/A	(100.0)%
Total operating expenses	158,019	147,325	116,002	38.0%	41.4%	41.0%	7.3%	27.0%

Operating loss	(59,709)	(58,032)	(53,881)	(14.4)%	(16.3)%	(19.0)%	2.9%	7.7%
Other expense, net	(489)	(1,224)	(1,279)	(0.1)%	(0.3)%	(0.5)%	(60.0)%	(4.3)%
Loss on extinguishment of debt	(635)	—	(11,916)	(0.2)%	—%	(4.2)%	N/A	(100.0)%
Interest expense, net	(6,931)	(8,811)	(18,147)	(1.7)%	(2.5)%	(6.4)%	(21.3)%	(51.4)%
Loss before (provision for) benefit from income taxes	(67,764)	(68,067)	(85,223)	(16.3)%	(19.1)%	(30.1)%	(0.4)%	(20.1)%
(Provision for) benefit from income taxes	(1,988)	(1,252)	9,424	(0.5)%	(0.4)%	3.3%	58.8%	(113.3)%
Net loss	$(69,752)	$(69,319)	$(75,799)	(16.8)%	(19.5)%	(26.8)%	0.6%	(8.5)%

Beginning with this Annual Report, we retroactively split our "Selling, general and administrative" financial statement line item ("FSLI") into two FSLIs, "Sales and marketing" and "General and administrative". Refer to "Note 1 - Summary of Significant Accounting Policies" within "Item 8. Financial Statements and Supplementary Data" for additional information.

Segment Revenue by Product Line as Percentage of Total Revenue

	Year Ended December 31,			Percentage of total revenue
							Increase (decrease)
In thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
Hardware	$103,391	$114,410	$105,014	24.9%	32.2%	37.1%	(9.6)%	8.9%
Subscription service	122,597	97,499	62,649	29.5%	27.4%	22.1%	25.7%	55.6%
Professional service	50,726	50,438	42,688	12.2%	14.2%	15.1%	0.6%	18.2%
Total Restaurant/Retail	$276,714	$262,347	$210,351	66.5%	73.7%	74.4%	5.5%	24.7%

Mission systems	35,583	35,458	38,311	8.6%	10.0%	13.5%	0.4%	(7.4)%
ISR	102,153	56,141	33,188	24.6%	15.8%	11.7%	82.0%	69.2%
Commercial software	1,373	1,849	1,026	0.3%	0.5%	0.4%	(25.7)%	80.2%
Total Government	$139,109	$93,448	$72,525	33.5%	26.3%	25.6%	48.9%	28.8%

Total revenue	$415,823	$355,795	$282,876	100.0%	100.0%	100.0%	16.9%	25.8%

Revenues, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
Revenues, net:
Hardware	$103,391	$114,410	$105,014	24.9%	32.2%	37.1%	(9.6)%	8.9%
Subscription service	122,597	97,499	62,649	29.5%	27.4%	22.1%	25.7%	55.6%
Professional service	50,726	50,438	42,688	12.2%	14.2%	15.1%	0.6%	18.2%
Contract	139,109	93,448	72,525	33.5%	26.3%	25.6%	48.9%	28.8%
Total revenues, net	$415,823	$355,795	$282,876	100.0%	100.0%	100.0%	16.9%	25.8%

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Total revenues were $415.8 million for the year ended December 31, 2023, an increase of $60.0 million or 16.9% compared to $355.8 million for the year ended December 31, 2022.

Hardware revenues were $103.4 million for the year ended December 31, 2023, a decrease of $11.0 million or 9.6% compared to $114.4 million for the year ended December 31, 2022. The decrease was substantially driven by decreases in hardware revenues from terminals of $6.7 million and kitchen display systems of $5.3 million, both substantially driven by a decrease in sales volume.

Subscription service revenues were $122.6 million for the year ended December 31, 2023, an increase of $25.1 million or 25.7% compared to $97.5 million for the year ended December 31, 2022. The increase was substantially driven by increased subscription service revenues from our Operator Solutions services of $13.5 million driven by a 19.5% increase in active sites and a 14.5% increase in average revenue per site. The residual increase was substantially driven by increased subscription service revenues from our Guest Engagement services of $10.0 million driven by a 1.3% increase in active sites and a 6.7% increase in average revenue per site.

Professional service revenues were $50.7 million for the year ended December 31, 2023, which remained relatively unchanged compared to $50.4 million for the year ended December 31, 2022.

Contract revenues were $139.1 million for the year ended December 31, 2023, an increase of $45.7 million or 48.9% compared to $93.4 million for the year ended December 31, 2022. The increase was substantially driven by Government segment's Intelligence, Surveillance, and Reconnaissance solutions ("ISR Solutions") product line revenues due to continued Counter small Unmanned Aircraft System tasks orders.

Gross Margin

	Year Ended December 31,			Gross Margin Percentage			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
Gross margin
Hardware	$23,072	$22,186	$24,173	22.3%	19.4%	23.0%	4.0%	(8.2)%
Subscription service	58,862	50,075	23,998	48.0%	51.4%	38.3%	17.5%	108.7%
Professional service	7,512	9,456	8,113	14.8%	18.7%	19.0%	(20.6)%	16.6%
Contract	8,864	7,576	5,837	6.4%	8.1%	8.0%	17.0%	29.8%
Total gross margin	$98,310	$89,293	$62,121	23.6%	25.1%	22.0%	10.1%	43.7%

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Total gross margin as a percentage of total revenue for the year ended December 31, 2023, decreased to 23.6% as compared to 25.1% for the year ended December 31, 2022.

Hardware margin as a percentage of hardware revenue for the year ended December 31, 2023, increased to 22.3% as compared to 19.4% for the year ended December 31, 2022. The increase in margin was substantially driven by improved inventory management resulting in lower excess and obsolescent inventory charges during the year ended December 31, 2023.

Subscription service margin as a percentage of subscription service revenue for the year ended December 31, 2023, decreased to 48.0% as compared to 51.4% for the year ended December 31, 2022. The decrease was substantially driven by absorbing the initial growth of MENU and PAR Payment Services, which are both early stage products. Subscription service margin for the year ended December 31, 2023, included $22.2 million of amortization of acquired and internally developed technology compared to $21.4 million of amortization of acquired and internally developed technology for the year ended December 31, 2022. Excluding the amortization of acquired and internally developed technology, adjusted subscription service gross margin was 66.1% compared to 73.3% for the years ended December 31, 2023 and 2022, respectively (refer to "Non-GAAP Financial Measures" below for important information regarding adjusted subscription service gross margin, a non-GAAP financial measure).

Professional service margin as a percentage of professional service revenue for the year ended December 31, 2023, decreased to 14.8% as compared to 18.7% for the year ended December 31, 2022. The decrease was substantially driven by decreases in margins for implementation services and hardware service repair, partially offset by an increase in margin on our installation services.

Contract margin as a percentage of contract revenue for the year ended December 31, 2023, decreased to 6.4% compared to 8.1% for the year ended December 31, 2022. The decrease in contract margin was substantially driven by the Air Force Research Laboratory Counter-small Unmanned Aircraft System contract within the Government segment's ISR Solutions product line having a lower contracted margin than historical contracts.

Sales and Marketing Expenses ("S&M")

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
Sales and marketing	$38,513	$34,900	$24,166	9.3%	9.8%	8.5%	10.4%	44.4%

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

S&M expenses were $38.5 million for the year ended December 31, 2023, an increase of $3.6 million or 10.4% compared to $34.9 million for the year ended December 31, 2022. The increase was substantially driven by a $1.9 million increase in sales and marketing efforts for MENU driven by the year ended December 31, 2022 only having approximately five months of post-acquisition MENU S&M expenses. The residual increase was substantially driven by an increase in purchased services and higher compensation costs associated with additional personnel as we continue to support the growth of our business.

General and Administrative Expenses ("G&A")

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
General and administrative	$68,992	$66,319	$59,832	16.6%	18.6%	21.2%	4.0%	10.8%

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

G&A expenses were $69.0 million for the year ended December 31, 2023, an increase of $2.7 million or 4.0% compared to $66.3 million for the year ended December 31, 2022. The increase was substantially driven by a $4.3 million increase in internal technology infrastructure costs substantially driven by an increase in purchased services as we continue to support the growth of our business, partially offset by a $1.3 million decrease in employee benefit expenses.

Research and Development Expenses

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
Research and development	$58,356	$48,643	$34,579	14.0%	13.7%	12.2%	20.0%	40.7%

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

R&D expenses were $58.4 million for the year ended December 31, 2023, an increase of $9.7 million or 20.0% compared to $48.6 million for the year ended December 31, 2022. The increase was substantially driven by an increase in R&D expense related to our offerings for Guest Engagement of $9.4 million, of which $6.2 million was driven by higher compensation costs associated with additional personnel as we continue to improve and diversify our product and service offerings. The residual increase of $3.2 million was driven by the year ended December 31, 2022 only including approximately five months of post-acquisition MENU R&D expenses.

Other Operating Expenses: Amortization of Intangible Assets / Contingent Consideration / Insurance Proceeds

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
Amortization of identifiable intangible assets	$1,858	$1,863	$1,825	0.4%	0.5%	0.6%	(0.3)%	2.1%
Adjustment to contingent consideration liability	(9,200)	(4,400)	—	(2.2)%	(1.2)%	—%	109.1%	N/A
Gain on insurance proceeds	$(500)	$—	$(4,400)	(0.1)%	—%	(1.6)%	N/A	(100.0)%

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Amortization of identifiable intangible assets was $1.9 million for the year ended December 31, 2023, which remained relatively unchanged as compared to $1.9 million for the year ended December 31, 2022.

Included in operating expenses for the year ended December 31, 2023 was a $9.2 million reduction to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the acquisition of MENU Technologies A.G. (the "MENU Acquisition") compared to a $4.4 million reduction for the year ended December 31, 2022.

Gain on insurance proceeds was $0.5 million for the year ended December 31, 2023, in connection with our settlement of a legacy claim. There was no comparable gain for the year ended December 31, 2022.

Other Expense, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
Other expense, net	$(489)	$(1,224)	$(1,279)	(0.1)%	(0.3)%	(0.5)%	(60.0)%	(4.3)%

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Other expense, net was $0.5 million for the year ended December 31, 2023, an increase of $0.7 million as compared to $1.2 million for the year ended December 31, 2022. Other expense, net substantially includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income (expense). The change was substantially driven by sales and use tax expense and other miscellaneous expenses.

Loss on Extinguishment of Debt

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
Loss on extinguishment of debt	$(635)	$—	$(11,916)	(0.2)%	—%	(4.2)%	N/A	(100.0)%

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Loss on extinguishment of debt was $0.6 million for the year ended December 31, 2023, related to the induced conversion of the 4.500% Convertible Senior Notes due 2024 (the "2024 Notes"). There was no comparable loss for the year ended December 31, 2022.

Interest Expense, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
Interest expense, net	$(6,931)	$(8,811)	$(18,147)	(1.7)%	(2.5)%	(6.4)%	(21.3)%	(51.4)%

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Interest expense, net was $6.9 million for the year ended December 31, 2023, a decrease of $1.9 million or 21.3% as compared to $8.8 million for the year ended December 31, 2022. The change was substantially driven by a $1.7 million increase in interest revenue from our short-term investments during the year ended December 31, 2023.

Taxes

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
in thousands	2023	2022	2021	2023	2022	2021	2023 vs 2022	2022 vs 2021
(Provision for) benefit from income taxes	$(1,988)	$(1,252)	$9,424	(0.5)%	(0.4)%	3.3%	58.8%	(113.3)%

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The provision for income taxes of $2.0 million for the year ended December 31, 2023 was substantially due to foreign jurisdiction tax obligations. The provision income taxes of $1.3 million for the year ended December 31, 2022 was substantially due to foreign jurisdiction tax obligations.

Key Performance Indicators and Non-GAAP Financial Measures:

We monitor certain key performance indicators and non-GAAP financial measures in the evaluation and management of our business; certain key performance indicators and non-GAAP financial measures are provided in this Annual Report because we believe they are useful in facilitating period-to-period comparisons of our business performance. Key performance indicators and non-GAAP financial measures do not reflect and should be viewed independently of our financial performance determined in accordance with GAAP. Key performance indicators and non-GAAP financial measures are not forecasts or indicators of future or expected results and should not have undue reliance placed upon them by investors.

Key Performance Indicators

Within this Annual Report, the Company makes reference to annual recurring revenue, or ARR, and active sites, which are both key performance indicators. The Company utilizes ARR and active sites as key performance indicators of the scale of our subscription services for both new and existing customers.

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

Annual Recurring Revenue

	Year Ended December 31,			Increase (decrease)
In thousands	2023	2022	2021	2023 vs 2022	2022 vs 2021
Guest Engagement*	$63,784	$58,933	$46,686	8.2%	26.2%
Operator Solutions	60,159	41,614	32,120	44.6%	29.6%
Back Office	12,960	10,896	9,390	18.9%	16.0%
Total	$136,903	$111,443	$88,196	22.8%	26.4%
*Guest Engagement ARR includes MENU ARR only in the years ended December 31, 2023 and 2022.

Active Sites

	Year Ended December 31,			Increase (decrease)
In thousands	2023	2022	2021	2023 vs 2022	2022 vs 2021
Guest Engagement*	70.8	69.9	56.1	1.3%	24.6%
Operator Solutions	23.3	19.5	15.9	19.5%	22.6%
Back Office	7.7	7.0	6.3	10.0%	11.1%
*Guest Engagement active sites includes MENU active sites only in the years ended December 31, 2023 and 2022.

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

	Year Ended December 31,
in thousands	2023	2022	2021
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(69,752)	$(69,319)	$(75,799)
Provision for (benefit from) income taxes	1,988	1,252	(9,424)
Interest expense	6,931	8,811	18,147
Depreciation and amortization	27,481	26,095	21,421
EBITDA	$(33,352)	$(33,161)	$(45,655)
Stock-based compensation expense (1)	14,427	13,426	14,615
Regulatory matters (2)	—	415	50
Contingent consideration (3)	(9,200)	(4,400)	—
Litigation expense (4)	(808)	525	790
Transaction costs (5)	2,273	1,300	3,612
Gain on insurance proceeds (6)	(500)	—	(4,400)
Severance (7)	253	525	—
Loss on extinguishment of debt (8)	635	—	11,916
Impairment loss (9)	—	1,301	—
Other expense – net (10)	489	1,224	1,279
Adjusted EBITDA	$(25,783)	$(18,845)	$(17,793)

1	Adjustments reflect total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 of $14.4 million, $13.4 million and $14.6 million, respectively.
2	Adjustment reflects non-recurring expenses related to our efforts to resolve regulatory matters of $0.4 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.
3
Adjustments reflect non-cash reductions to the fair market value of the contingent consideration liability of $9.2 million and $4.4 million related to the MENU Acquisition as of the years ended December 31, 2023 and 2022, respectively.

4
Adjustment reflects the release of a loss contingency for a legal matter of $0.8 million for the year ended December 31, 2023 and settlement expenses for legal matters of $0.5 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

5
Adjustment reflects non-recurring professional fees incurred in transaction due diligence of $2.3 million for the year ended December 31, 2023, and acquisition expenses incurred in the MENU Acquisition of $1.3 million and Punchh Acquisition of $3.6 million for the years ended December 31, 2022 and 2021, respectively.

6	Adjustment represents the gain on insurance stemming from a legacy claim of $0.5 million and $4.4 million for the years ended December 31, 2023 and 2021, respectively.
7
Adjustment reflects the severance included in general and administrative expense and research and development expense of $0.3 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

8
Adjustment reflects loss on extinguishment of debt of $0.6 million related to the induced conversion of the 2024 Notes during the year ended December 31, 2023, and $11.9 million related to the repayment of the Owl Rock Term Loan during the year ended December 31, 2021.

9	Adjustment reflects impairment loss included in research and development expense related to the impairment of internally developed software costs not meeting the general release threshold as a result of acquiring go-to-market software in the MENU Acquisition.
10	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

	Year Ended December 31,
in thousands	2023		2022		2021
Reconciliation of Net Loss/Diluted Net Loss per share to Adjusted Net Loss/Adjusted Diluted Loss per Share:
Net loss / diluted earnings per share	$(69,752)	$(2.53)	$(69,319)	$(2.55)	$(75,799)	$(3.02)
Provision for (benefit from) income taxes (1)	—	—	—	—	(10,417)	(0.42)
Non-cash interest expense (2)	2,093	0.08	1,997	0.07	8,727	0.35
Acquired intangible assets amortization (3)	18,074	0.66	17,111	0.63	13,802	0.55
Stock-based compensation expense (4)	14,427	0.52	13,426	0.49	14,615	0.58
Regulatory matters (5)	—	—	415	0.02	50	—
Contingent consideration (6)	(9,200)	(0.33)	(4,400)	(0.16)	—	—
Litigation expense (7)	(808)	(0.03)	525	0.02	790	0.03
Transaction costs (8)	2,273	0.08	1,300	0.05	3,612	0.14
Gain on insurance proceeds (9)	(500)	(0.02)	—	—	(4,400)	(0.18)
Severance (10)	253	0.01	525	0.02	—	—
Loss on extinguishment of debt (11)	635	0.02	—	—	11,916	0.47
Impairment loss (12)	—	—	1,301	0.05	—	—
Other expense – net (13)	489	0.02	1,224	0.05	1,279	0.05
Adjusted net loss/diluted loss per share	$(42,016)	$(1.52)	$(35,895)	$(1.32)	$(35,825)	$(1.43)

Weighted average common shares outstanding	27,552		27,152		25,088

1
Adjustment reflects a partial release of our deferred tax asset valuation allowance of $10.4 million related to the Punchh Acquisition for the year ended December 31, 2021. The income tax effect of the below adjustments were not tax-effected due to the valuation allowance on all of our net deferred tax assets.

2
Adjustment reflects non-cash accretion of interest expense and amortization of issuance costs related to the 2024 Notes, Senior Notes, and the Owl Rock Term Loan of $2.1 million, $2.0 million, and $8.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

3	Adjustment reflects amortization expense of acquired developed technology within cost of sales of $16.2 million, $15.2 million, and $12.0 million for the years ended December 31, 2023, 2022, and 2021, respectively; and amortization expense of acquired intangible assets of $1.9 million, $1.9 million, and $1.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
4	Adjustments reflect total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 of $14.4 million, $13.4 million and $14.6 million respectively.
5	Adjustment reflects non-recurring expenses related to our efforts to resolve regulatory matters of $0.4 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.
6
Adjustments reflect non-cash reductions to the fair market value of the contingent consideration liability of $9.2 million and $4.4 million related to the MENU Acquisition for the years ended December 31, 2023 and 2022, respectively.

7
Adjustment reflects the release of a loss contingency for a legal matter of $0.8 million for the year ended December 31, 2023 and settlement expenses for legal matters of $0.5 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

8
Adjustment reflects non-recurring professional fees incurred in transaction due diligence of $2.3 million for the year ended December 31, 2023 and acquisition expenses incurred in the MENU Acquisition of $1.3 million and Punchh Acquisition of $3.6 million for the years ended December 31, 2022 and 2021, respectively.

9	Adjustment represents the gain on insurance stemming from a legacy claim of $0.5 million and $4.4 million for the years ended December 31, 2023 and 2021, respectively.
10
Adjustment reflects the severance included in general and administrative expense and research and development expense of $0.3 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively.

11
Adjustment reflects loss on extinguishment of debt of $0.6 million related to the induced conversion of the 2024 Notes during the year ended December 31, 2023, and $11.9 million related to the repayment of the Owl Rock Term Loan during the year ended December 31, 2021.

12	Adjustment reflects impairment loss included in research and development expense related to the impairment of internally developed software costs not meeting the general release threshold as a result of acquiring go-to-market software in the MENU Acquisition.
13	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and short-term investments. As of December 31, 2023, we had cash and cash equivalents of $37.4 million and short-term investments of $37.2 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds. Short-term investments are held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost.

Cash used in operating activities was $17.1 million for the year ended December 31, 2023, compared to $43.1 million for the year ended December 31, 2022. Cash used in operating activities for the year ended December 31, 2023, was substantially driven by a net loss from operations of $69.8 million, net of non-cash charges of $32.5 million, partially off-set by a reduction in net working capital requirements substantially driven by a decrease in inventory of $16.0 million, due to improved inventory management, and an increase in accounts payable of $6.3 million resulting from a growth in expenses and timing of payments.

Cash used in investing activities was $7.8 million for the year ended December 31, 2023, compared to $66.7 million for the year ended December 31, 2022. Cash used in investing activities for the year ended December 31, 2023, included $1.9 million of cash consideration, net of cash acquired, for the rights to ongoing payment facilitator referral commissions from a privately held restaurant technology company (the "Q4 2023 Acquisition") and capital expenditures of $5.5 million for internal use software and $5.3 million for developed technology costs associated with our Restaurant/Retail software platforms, partially off-set by $5.0 million of proceeds from net sales of short-term held-to-maturity securities.

Cash used in financing activities was $1.6 million for the year ended December 31, 2023, compared to cash provided by financing activities of $2.6 million for the year ended December 31, 2022. Cash used in financing activities for the year ended December 31, 2023, was substantially driven by stock based compensation related transactions. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $35.9 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $27.1 million, interest payments of $7.4 million related to the Senior Notes, and facility leases of $1.4 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

Our non-current contractual obligations are $414.2 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $10.5 million, interest payments of $15.7 million and principal payments of $385.0 million related to the Senior Notes, and facility leases of $3.0 million. Refer to “Note 9 – Debt” of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for details.

Our actual cash needs will depend on many factors, including our rate of revenue and ARR growth, the timing and extent of spending to support our product development and corporate development efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in this Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and our other filings with the SEC.

From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. In addition, our board of directors and management regularly evaluate our business, strategy, and financial plans and prospects. As part of this evaluation, the board of directors and management periodically consider strategic alternatives to maximize value for our shareholders, including strategic transactions such as an acquisition, or a sale or spin-off of non-strategic company assets or businesses, including a sale of PAR Government Systems Corporation and/or one or more of its subsidiaries. We cannot provide assurance that any additional financing or strategic alternatives will be available to us on acceptable terms or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, valuation allowances for receivables, valuation of excess and obsolete inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends. Refer to "Item 1A. Risk Factors" of this Annual Report for additional information. Refer to "Note 1 - Summary of Significant Accounting Policies" for additional information regarding our accounting policies and other disclosures required by GAAP.

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

Hardware

Hardware revenue consists of hardware product sales and is recognized as a point in time revenue. Revenue on these items are recognized when the customer obtains control of the asset in accordance with the terms of sale. This generally occurs upon delivery to a third-party carrier for onward delivery to customer. We accept returns for hardware sales and recognize them at the time of sale as a reduction to revenue based on historical experience.

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

Software support

Software support revenues include fees from customers from the sales of varying levels of basic support services which are “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term, which is generally 12 months. For this reason, the basic support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day.

Transaction-based payment processing

Transaction-based payment processing revenues include transaction-based payment processing services for customers which are charged a transaction fee for payment processing. This transaction fee is generally calculated as a percentage of the total transaction amount processed plus a fixed per transaction fee. We satisfy our payment processing performance obligations and recognize the transaction fees as revenue net of refunds and reversals initiated by the restaurant upon authorization by the issuing bank and submission for processing. We allocate all variable fees earned from transaction-based revenue to this performance obligation on the basis that it is consistent with the ASC 606 allocation objectives.

Our transaction-based payment processing contracts are primarily layered rate contracts. In layered rate contracts, we pass through the costs of interchange and card assessment and network fees to our customers, which are recorded as a reduction to revenue, and we incur processing fees, which are recorded as cost of sales. For layered rate contracts, we have concluded we are generally the principal in the performance obligation to process payments because we control the payment processing services before the customer receives them, perform authorization and fraud check procedures prior to submitting transactions for processing in the payment network, have sole discretion over which third-party acquiring payment processors we will use and are ultimately responsible to the customers for amounts owed if those acquiring payment processors do not fulfill their obligations. We generally have full discretion in setting processing prices charged to the customers. Additionally, we are obligated to comply with certain payment card network operating rules and contractual obligations under the terms of our registration as a payment facilitator and as a master merchant under our third-party acquiring payment processor agreements which make us liable for the costs of processing the transactions for our customers and chargebacks and other financial losses if such amounts cannot be recovered from the restaurant. However, specifically as it relates to the costs of interchange and card assessment and network fees, we have concluded we are the agent because we do not control pricing for these services and the costs are passed through to our customers.

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

Installations

Installation revenue is recognized point in time. Installation revenue is recognized when installation is complete and the customer obtains control of the related asset. The Company offers installation services to its customers for hardware for which the Company primarily hires third-party contractors to install the equipment on the Company's behalf. The Company pays third-party contractors an installation service fee based on an hourly rate agreed to by the Company and contractor. When third-party installers are used, the Company determines whether the nature of its performance obligations is to provide the specified goods or services itself (principal) or to arrange for a third-party to provide the goods or services (agent). In the Company's customer arrangements, the Company is primarily responsible for providing a good or service, has inventory risk before the good or service is transferred to the customer, and has discretion in establishing prices; as a result, the Company has concluded that it is the principal in the arrangement and records installation revenue on a gross basis.

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

The Company's revenue in the Government segment is recognized over time as control is generally transferred continuously to its customers, with the exception of certain commercial software products that are transferred point in time when control transfers. Revenue generated by the Government segment is predominantly related to services; provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying the Company's performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general and administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts involve the use of judgment to estimate the total contract revenue and costs. For long-term fixed price contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete the contract, and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions, and adjusting the estimate of costs to complete a contract. Once the services provided are determined to be distinct or not distinct, the Company evaluates how to allocate the transaction price. Generally, the Government segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation.

In the Government segment, when determining revenue recognition, the Company analyzes whether its performance obligations under Government contracts are satisfied over a period of time or at a point in time. In general, the Company's performance obligations are satisfied over a period of time; however, there may be circumstances where the latter or both scenarios could apply to a contract.

The Company usually expects payment within 30 to 90 days from the date of service, depending on its terms with the customer. None of its contracts as of December 31, 2023 or December 31, 2022 contained a significant financing component.

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

We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized. To the extent that we change the manner in which we develop and test new features and functionalities related to our platform, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal-use software development costs we capitalize and amortize could change in future periods.

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

Restaurants/Retail:

We performed a quantitative assessment to test our Restaurant/Retail reporting unit impairment as of October 1, 2023. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value) was in excess of its carrying value of $655 million by approximately 37% as of October 1, 2023.

In deriving our fair value estimates, we use key assumptions built on the current product portfolio mix adjusted to reflect continued revenue increases from our subscription services.

We use total annual revenue growth rates for the reporting unit ranging between 8% and 18% for the years 2024 through 2033. The growth rate reflects our projected revenues from anticipated increases in active sites of our subscription services at new and existing customer locations. These subscription services are expected to expand our capabilities into new markets. We believe these estimates are reasonable given the size of the overall market, combined with the projected market share we expect to achieve. Overall, the projected revenue growth rates ultimately trend to an estimated long term growth rate of 3%.

We use gross margin estimates that are reflective of expected increased recurring subscription service revenue that is expected to exceed historical gross margins. Estimates of operating expenses, working capital requirements and depreciation and amortization expense used for the Restaurant/Retail reporting unit are generally consistent with actual historical amounts, adjusted to reflect our continued investment and projected revenue growth from our core technology platforms. We believe utilization of actual historical results adjusted to reflect our continued investment in our products is an appropriate basis supporting the fair value of the Restaurant/Retail reporting unit.

Finally, we use a discount rate of 13% for the Restaurant/Retail reporting unit. This estimate was derived through a combination of current risk-free interest rate data, financial data from companies that PAR considers to be our competitors and was based on volatility between our historical financial projections and actual results achieved.

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

We reconciled the aggregate estimated fair value of the reporting units to our market capitalization noting no goodwill impairment was recorded during the years ended December 31, 2023 or 2022.

Recent Accounting Pronouncements Not Yet Adopted

Refer to “Note 1 – Summary of Significant Accounting Policies” of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for details.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of December 31, 2023, the impact of foreign currency exchange rate changes on our revenues and net income (loss) was not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of December 31, 2023, we had $120.0 million, and $265.0 million in aggregate principal amount outstanding on the 2026 Notes and the 2027 Notes, respectively.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of PAR Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Acquisition — MENU Technologies AG —Contingent Consideration — Refer to Notes 2 and 15 to the consolidated financial statements

Critical Audit Matter Description

The Company completed the acquisition of MENU Technologies AG for $38.9 million on July 25, 2022, which included contingent consideration related to a potential earn-out provision. The purchase price was allocated to the assets acquired and liabilities assumed based on their preliminary determined respective fair values, including the fair value of contingent consideration for the earn-out liability of $14.2 million. As of December 31, 2023, the Company determined the fair value of the MENU earn-out to be $0.6M.

The Company determined the acquisition date fair value of contingent consideration associated with the MENU Acquisition using Monte-Carlo simulation valuation techniques. Furthermore, the significant inputs used in establishing the fair value include revenue volatility, discount rate, and projected year of payments. These are unobservable and reflect the Company's own judgements about the assumptions market participants would use in pricing the liability.

Therefore, the valuation of the contingent consideration for the MENU Technologies AG acquisition is considered complex and requires significant management judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue volatility, discount rate, and projected year of payments used by management to estimate the fair value of the contingent consideration as of December 31, 2023 included the following, among others:

•We tested the effectiveness of controls over the valuation of the contingent consideration, including management’s controls over revenue volatility, discount rate, and projected year of payments.

•We evaluated management's ability to accurately forecast future revenues through independent analysis including a comparison of actual results to management's historical forecasts.

•We evaluated the reasonableness of management’s revenue forecasts by comparing forecasts to historical revenues and forecasted information included within Company press releases.

•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology and (2) the valuation assumptions, such as the revenue volatility, discount rate, and projected year of payments by:

◦Testing the source information underlying the determination of the revenue and discount rates and testing the mathematical accuracy of the calculations; and developing a range of independent estimates and comparing those to those selected by management.

◦Agreeing of the projected year of payments to underlying source documentation

/s/ Deloitte & Touche LLP

Rochester, New York
February 27, 2024

We have served as the Company's auditor since 2020.

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets	2023	2022
Current assets:
Cash and cash equivalents	$37,369	$70,328
Cash held on behalf of customers	10,170	7,205
Short-term investments	37,194	40,290
Accounts receivable – net	63,382	59,960
Inventories	23,594	37,594
Other current assets	8,890	8,572
Total current assets	180,599	223,949
Property, plant and equipment – net	15,755	12,961
Goodwill	489,654	486,762
Intangible assets – net	94,852	111,097
Lease right-of-use assets	4,083	4,061
Other assets	17,663	16,028
Total Assets	$802,606	$854,858

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,808	$23,283
Accrued salaries and benefits	19,141	18,936
Accrued expenses	10,443	6,531
Customers payable	10,170	7,205
Lease liabilities – current portion	1,366	1,307
Customer deposits and deferred service revenue	9,304	10,562
Total current liabilities	80,232	67,824
Lease liabilities – net of current portion	2,819	2,868
Long-term debt	377,647	389,192
Deferred service revenue – noncurrent	4,204	5,125
Other long-term liabilities	4,639	14,655
Total liabilities	469,541	479,664
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.02 par value, 58,000,000 shares authorized; 29,386,234 and 28,589,567 shares issued, 28,029,915 and 27,319,045 outstanding at December 31, 2023 and December 31, 2022, respectively	584	570
Additional paid in capital	625,154	595,286
Accumulated deficit	(274,956)	(205,204)
Accumulated other comprehensive loss	(939)	(1,365)
Treasury stock, at cost, 1,356,319 and 1,270,522 shares at December 31, 2023 and December 31, 2022, respectively	(16,778)	(14,093)
Total shareholders’ equity	333,065	375,194
Total Liabilities and Shareholders’ Equity	$802,606	$854,858
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues, net:
Hardware	$103,391	$114,410	$105,014
Subscription service	122,597	97,499	62,649
Professional service	50,726	50,438	42,688
Contract	139,109	93,448	72,525
Total revenues, net	415,823	355,795	282,876
Costs of sales:
Hardware	80,319	92,224	80,841
Subscription service	63,735	47,424	38,651
Professional service	43,214	40,982	34,575
Contract	130,245	85,872	66,688
Total cost of sales	317,513	266,502	220,755
Gross margin	98,310	89,293	62,121
Operating expenses:
Sales and marketing	38,513	34,900	24,166
General and administrative	68,992	66,319	59,832
Research and development	58,356	48,643	34,579
Amortization of identifiable intangible assets	1,858	1,863	1,825
Adjustment to contingent consideration liability	(9,200)	(4,400)	—
Gain on insurance proceeds	(500)	—	(4,400)
Total operating expenses	158,019	147,325	116,002
Operating loss	(59,709)	(58,032)	(53,881)
Other expense, net	(489)	(1,224)	(1,279)
Loss on extinguishment of debt	(635)	—	(11,916)
Interest expense, net	(6,931)	(8,811)	(18,147)
Loss before (provision for) benefit from income taxes	(67,764)	(68,067)	(85,223)
(Provision for) benefit from income taxes	(1,988)	(1,252)	9,424
Net loss	$(69,752)	$(69,319)	$(75,799)
Net loss per share (basic and diluted)	$(2.53)	$(2.55)	$(3.02)
Weighted average shares outstanding (basic and diluted)	27,552	27,152	25,088
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(69,752)	$(69,319)	$(75,799)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	426	2,339	232
Comprehensive loss	$(69,326)	$(66,980)	$(75,567)
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital in Excess of Par Value	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2020	22,983	$459	$243,575	$(46,706)	$(3,936)	1,066	$(4,987)	$188,405
Issuance of common stock upon the exercise of stock options	105	2	1,154	—	—	—	—	1,156
Issuance of common stock, net of issuance costs of $6.8 million	3,335	67	208,105	—	—	—	—	208,172
Net issuance of restricted stock awards	2	—	—	—	—	—	—	—
Net issuance of restricted stock units	176	4	368	—	—	—	—	372
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	115	(5,958)	(5,958)
Stock-based compensation	—	—	14,615	—	—	—	—	14,615
Issuance of common stock for acquisition	1,493	30	110,189	—	—	—	—	110,219
Equity component of issuance of 2027 convertible notes, net of deferred taxes of $0.7 million and issuance costs of $2.1 million	—	—	62,931	—	—	—	—	62,931
Foreign currency translation adjustments	—	—	—	—	232	—	—	232
Net loss	—	—	—	(75,799)	—	—	—	(75,799)
Balances at December 31, 2021	28,094	$562	$640,937	$(122,505)	$(3,704)	1,181	$(10,945)	$504,345
Impact of ASU 2020-06 implementation (refer to "Note 1 - Summary of Significant Accounting Policies")	—	—	(66,656)	(13,380)	—	—	—	(80,036)
Balances at January 1, 2022	28,094	$562	$574,281	$(135,885)	$(3,704)	1,181	$(10,945)	$424,309
Issuance of common stock upon the exercise of stock options	133	3	1,283	—	—	—	—	1,286
Net issuance of restricted stock awards and restricted stock units	200	2	(1)	—	—	—	—	1
Issuance of common stock for acquisition	163	3	6,297	—	—	—	—	6,300
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	90	(3,148)	(3,148)
Stock-based compensation	—	—	13,426	—	—	—	—	13,426
Foreign currency translation adjustments	—	—	—	—	2,339	—	—	2,339
Net loss	—	—	—	(69,319)	—	—	—	(69,319)
Balances at December 31, 2022	28,590	$570	$595,286	$(205,204)	$(1,365)	1,271	$(14,093)	$375,194
Issuance of common stock upon the exercise of stock options	96	2	1,067	—	—	—	—	1,069
Net issuance of restricted stock awards and restricted stock units	203	2	—	—	—	—	—	2
Issuance of common stock for conversion of 2024 Notes	497	10	14,374	—	—	—	—	14,384
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	85	(2,685)	(2,685)
Stock-based compensation	—	—	14,427	—	—	—	—	14,427
Foreign currency translation adjustments	—	—	—	—	426	—	—	426
Net loss	—	—	—	(69,752)	—	—	—	(69,752)
Balances at December 31, 2023	29,386	$584	$625,154	$(274,956)	$(939)	1,356	$(16,778)	$333,065

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(69,752)	$(69,319)	$(75,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,481	26,095	21,421
Accretion of debt in interest expense	2,205	1,997	8,725
Accretion of discount on held to maturity investments in interest expense, net	(1,886)	—	—
Current expected credit losses	579	1,204	1,290
Provision for obsolete inventory	(1,915)	69	103
Stock-based compensation	14,427	13,426	14,615
Impairment loss	—	1,301	—
Loss on debt extinguishment	635	—	11,916
Adjustment to contingent consideration liability	(9,200)	(4,400)	—
Deferred income tax	197	(373)	(10,417)
Changes in operating assets and liabilities:
Accounts receivable	(4,155)	(11,240)	1,832
Inventories	16,012	(2,777)	(13,547)
Other current assets	(348)	949	(3,995)
Other assets	(1,602)	(5,052)	(4,001)
Accounts payable	6,309	2,191	4,911
Accrued salaries and benefits	168	1,361	(270)
Accrued expenses	3,395	1,012	(6,096)
Customer deposits and deferred service revenue	(2,179)	(5,851)	(1,710)
Customers payable	2,966	7,205	—
Other long-term liabilities	(412)	(868)	(2,134)
Net cash used in operating activities	(17,075)	(43,070)	(53,156)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(1,900)	(18,797)	(374,705)
Capital expenditures	(5,517)	(1,178)	(1,435)
Capitalization of software costs	(5,346)	(6,445)	(6,852)
Proceeds from sale of held to maturity investments	85,978	24,243	—
Purchases of held to maturity investments	(80,996)	(64,533)	—
Net cash used in investing activities	(7,781)	(66,710)	(382,992)
Cash flows from financing activities:
Principal payments of long-term debt	—	(705)	(4,174)
Payments for the extinguishment of notes payable	—	—	(183,618)
Proceeds from common stock issuance	—	—	215,000
Payments for common stock issuance costs	—	—	(6,828)
Proceeds from debt issuance, net of original issue discount	—	—	441,385
Payments for debt issuance costs	—	—	(13,998)
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(2,685)	(3,148)	(5,315)
Proceeds from exercise of stock options	1,069	1,286	1,156
Net cash (used in) provided by financing activities	(1,616)	(2,567)	443,608
Effect of exchange rate changes on cash and cash equivalents	(3,522)	1,461	273
Net (decrease) increase in cash, cash equivalents, and cash held on behalf of customers	(29,994)	(110,886)	7,733
Cash, cash equivalents, and cash held on behalf of customers at beginning of period	77,533	188,419	180,686
Cash, cash equivalents, and cash held on behalf of customers at end of period	$47,539	$77,533	$188,419
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents, and cash held on behalf of customers
Cash and cash equivalents	$37,369	$70,328	$188,419
Cash held on behalf of customers	10,170	7,205	—
Total cash, cash equivalents, and cash held on behalf of customers	$47,539	$77,533	$188,419

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$3,223	$1,285	$—
Capitalized software recorded in accounts payable	38	27	48
Capital expenditures in accounts payable	139	75	26
Tax withholding in accrued salaries and benefits related to treasury stock acquired from employees	—	—	643
Common stock issued for acquisition	—	6,300	110,219
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in two segments - the Restaurant/Retail segment and the Government segment. The Restaurant/Retail segment provides leading omnichannel cloud-based software and hardware solutions to the restaurant and retail industries. Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence technologies, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies through a data-driven network with integration capabilities from point-of-sale to the kitchen, to fulfillment. Our subscription services are grouped into three categories: Guest Engagement, which includes Punchh for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery; Operator Solutions, which includes Brink POS for front-of-house and PAR Pay and PAR Payment Services for payments; and Back Office, which includes Data Central. PAR's Government segment provides technical expertise and development of advanced systems and software solutions for the U.S. Department of Defense ("DoD"), the intelligence community and other federal agencies. Additionally, we provide support services for satellite command and control, communication, and information technology systems at several DoD facilities worldwide. The Government segment has three principal contract offerings: intelligence, surveillance, and reconnaissance solutions ("ISR"), mission systems operations and maintenance ("Mission Systems"), and commercial software products for use in analytic and operational environments that leverage geospatial intelligence data ("Commercial Software"). The accompanying consolidated financial statements include the Company's accounts and those of its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Business Combinations

The Company accounts for business combinations pursuant to ASC Topic 805, Business Combinations, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is allocated to goodwill. The purchase price allocation process requires the Company to make significant assumptions and estimates in determining the purchase price and the fair value of assets acquired and liabilities assumed at the acquisition date. The Company’s assumptions and estimates are subject to refinement and, as a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent fair value adjustments are recorded in the Company’s consolidated statements of operations. The Company’s consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition.

Cash and Cash Equivalents and Cash Held on Behalf of Customers

The Company considers all highly liquid investments, purchased with a remaining maturity of three months or less, to be cash equivalents, including money market funds. Cash held on behalf of customers represents an asset arising from our payment processing services that is restricted for the purpose of satisfying obligations to remit funds to various merchants.

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2023 and 2022. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents
Cash	$37,329	$18,856
Money market funds	40	51,472
Cash held on behalf of customers	10,170	7,205
Total cash, cash equivalents, and cash held on behalf of customers	$47,539	$77,533

Short-Term Investments

Short-term investments include held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 12 months. The Company did not record any material gains or losses on these securities during the year ended December 31, 2023. The estimated fair value of these securities approximated their carrying value as of December 31, 2023.

The carrying value of investment securities consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Short-term investments
Treasury bills and notes	$37,194	$40,290
Total Short-term Investments	$37,194	$40,290

Accounts Receivable – Current Expected Credit Losses

The Company maintains a provision for accounts receivables that it does not expect to collect. In accordance with ASC Topic 326, Financial Instruments - Credit Losses, the Company accrues its estimated losses from uncollectible accounts receivable to the provision based upon recent historical experience, the length of time the receivable has been outstanding, other specific information as it becomes available, and reasonable and supportable forecasts not already reflected in the historical loss information. Provisions for current expected credit losses are charged to current operating expenses. Actual losses are charged against the provision when incurred.

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

Other Assets

Other assets include deferred implementation costs of $8.8 million and $7.4 million and deferred commissions of $2.6 million and $1.2 million at December 31, 2023 and December 31, 2022, respectively. Based on ASC Topic 340, Other Assets and Deferred Costs, we capitalize and amortize incremental costs of obtaining and fulfilling a contract over the period we expect to derive benefits from the contract, which we have determined as the initial term of a contract. We periodically adjust the carrying value of deferred implementation costs and deferred commissions to account for customers ceasing operations or otherwise discontinuing use of our subscription services. Amortization expense for deferred implementation costs is included in "Costs of sales: Professional service" and amortization expense for deferred commissions is included in "Sales and marketing" in the Company's consolidated statements of operations. Amortization of deferred implementation costs were $4.5 million, $2.4 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021 respectively. Amortization of deferred commissions were $0.9 million, $0.6 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021 respectively.

Other assets also include the cash surrender value of life insurance related to the Company’s deferred compensation plan eligible to certain employees. The funded balance is reviewed on an annual basis. The balance of the life insurance policy was $3.3 million and $3.2 million at December 31, 2023 and December 31, 2022, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company's impairment tests are based on the Company's identified reporting units within those operating segments used in the test for goodwill impairment. In conducting this impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit's fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of a reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of either reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.

The Company conducted its annual goodwill impairment test as of October 1, 2023. As a part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting unit. The assessment indicated that it was more likely than not that the fair value of the reporting units exceeded its respective carrying value. As such, goodwill was not impaired. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold. In the year ending December 31, 2022, the Restaurant/Retail segment recorded an impairment loss of $1.3 million on internally developed software costs not meeting the general release threshold as a result of acquiring go-to-market software in the MENU Acquisition; the impairment loss is presented within research and development expense in the consolidated statement of operations. No impairment was recorded in the years ended December 31, 2023 and 2021, respectively.

Accrued Expenses

As of December 31, 2023, accrued expenses include the contingent consideration liability recognized in conjunction with the MENU Acquisition (refer to “Contingent Consideration” above for additional information). During the third quarter of 2023, the balance of the contingent consideration liability was reclassified from other long-term liabilities to accrued expenses. The balance of the contingent consideration liability included within accrued expenses was $0.6 million and zero at December 31, 2023, and December 31, 2022, respectively.

Other Long-Term Liabilities

As of December 31, 2022, other long-term liabilities include the contingent consideration liability recognized in conjunction with the MENU Acquisition (refer to “Contingent Consideration” above for additional information). During the third quarter of 2023, the balance of the contingent consideration liability was reclassified from other long-term liabilities to accrued expenses. The balance of the contingent consideration liability included within other long-term liabilities was zero and $9.8 million at December 31, 2023, and December 31, 2022, respectively.

Additionally, other long-term liabilities include amounts owed to employees that participate in the Company’s deferred compensation plan. Amounts owed to employees participating in the deferred compensation plan were $1.4 million and $1.7 million at December 31, 2023, and December 31, 2022, respectively.

Under the CARES Act employers were permitted to defer payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company deferred payment of $3.8 million of employer portion of social security taxes through the end of 2020. The Company paid $1.9 million in December 2021 and $1.9 million in December 2022. Deferred payroll taxes were zero at December 31, 2023, and December 31, 2022.

Foreign Currency Translation Adjustments

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

Activity related to warranty claims are as follows:

	December 31, 2023	December 31, 2022
(in thousands)
Beginning balance	$722	$762
Adjustments to reserve	40	184
Warranty claims settled	(112)	(224)
Ending balance	$650	$722

Related Party Transactions

During the years ended December 31, 2022, and 2021, Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, provided software development and restaurant technology consulting services to the Company pursuant to a master development agreement. Separately, during the year ended December 31, 2023, Ronald Shaich, the sole member of Act III Management, served as a strategic advisor to the Company's board of directors pursuant to a strategic advisor agreement, which terminated on June 1, 2023. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management.

As of December 31, 2023 and 2022, the Company had zero accounts payable owed to Act III Management. During the years ended December 31, 2023, 2022, and 2021 the Company paid Act III Management $0.1 million, $0.6 million, and $1.3 million respectively, in consideration for services performed under the master development agreement.

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

Hardware

Hardware revenue consists of hardware product sales and is recognized as a point in time revenue. Revenue on these items are recognized when the customer obtains control of the asset in accordance with the terms of sale. This generally occurs upon delivery to a third-party carrier for onward delivery to customer. We accept returns for hardware sales and recognize them at the time of sale as a reduction to revenue based on historical experience.

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

Software support

Software support revenues include fees from customers from the sales of varying levels of basic support services which are “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term, which is generally 12 months. For this reason, the basic support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day.

Transaction-based payment processing

Transaction-based payment processing revenues include transaction-based payment processing services for customers which are charged a transaction fee for payment processing. This transaction fee is generally calculated as a percentage of the total transaction amount processed plus a fixed per transaction fee. We satisfy our payment processing performance obligations and recognize the transaction fees as revenue net of refunds and reversals initiated by the restaurant upon authorization by the issuing bank and submission for processing. We allocate all variable fees earned from transaction-based revenue to this performance obligation on the basis that it is consistent with the ASC 606 allocation objectives.

Our transaction-based payment processing contracts are primarily layered rate contracts. In layered rate contracts, we pass through the costs of interchange and card assessment and network fees to our customers, which are recorded as a reduction to revenue, and we incur processing fees, which are recorded as cost of sales. For layered rate contracts, we have concluded we are generally the principal in the performance obligation to process payments because we control the payment processing services before the customer receives them, perform authorization and fraud check procedures prior to submitting transactions for processing in the payment network, have sole discretion over which third-party acquiring payment processors we will use and are ultimately responsible to the customers for amounts owed if those acquiring payment processors do not fulfill their obligations. We generally have full discretion in setting processing prices charged to the customers. Additionally, we are obligated to comply with certain payment card network operating rules and contractual obligations under the terms of our registration as a payment facilitator and as a master merchant under our third-party acquiring payment processor agreements which make us liable for the costs of processing the transactions for our customers and chargebacks and other financial losses if such amounts cannot be recovered from the restaurant. However, specifically as it relates to the costs of interchange and card assessment and network fees, we have concluded we are the agent because we do not control pricing for these services and the costs are passed through to our customers.

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

Installations

Installation revenue is recognized point in time. Installation revenue is recognized when installation is complete and the customer obtains control of the related asset. The Company offers installation services to its customers for hardware for which the Company primarily hires third-party contractors to install the equipment on the Company's behalf. The Company pays third-party contractors an installation service fee based on an hourly rate agreed to by the Company and contractor. When third-party installers are used, the Company determines whether the nature of its performance obligations is to provide the specified goods or services itself (principal) or to arrange for a third-party to provide the goods or services (agent). In the Company's customer arrangements, the Company is primarily responsible for providing a good or service, has inventory risk before the good or service is transferred to the customer, and has discretion in establishing prices; as a result, the Company has concluded that it is the principal in the arrangement and records installation revenue on a gross basis.

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

The Company's revenue in the Government segment is recognized over time as control is generally transferred continuously to its customers, with the exception of certain commercial software products that are transferred point in time when control transfers. Revenue generated by the Government segment is predominantly related to services; provided, however, revenue is also generated through the sale of materials, software, hardware, and maintenance. For the Government segment cost plus fixed fee contract portfolio, revenue is recognized over time using costs incurred to date to measure progress toward satisfying the Company's performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and general and administrative expenses. Profit is recognized on the fixed fee portion of the contract as costs are incurred and invoiced. Long-term fixed price contracts involve the use of judgment to estimate the total contract revenue and costs. For long-term fixed price contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete the contract, and recognizes that profit over the life of the contract. Contract estimates are based on various assumptions to project the outcome of future events. These assumptions include: labor productivity and availability; the complexity of the work to be performed; and the performance of subcontractors. Revenue and profit in future periods of contract performance are recognized using the aforesaid assumptions, and adjusting the estimate of costs to complete a contract. Once the services provided are determined to be distinct or not distinct, the Company evaluates how to allocate the transaction price. Generally, the Government segment does not sell the same good or service to similar customers and the contract performance obligations are unique to each government solicitation.

In the Government segment, when determining revenue recognition, the Company analyzes whether its performance obligations under Government contracts are satisfied over a period of time or at a point in time. In general, the Company's performance obligations are satisfied over a period of time; however, there may be circumstances where the latter or both scenarios could apply to a contract.

The Company usually expects payment within 30 to 90 days from the date of service, depending on its terms with the customer. None of its contracts as of December 31, 2023 or December 31, 2022 contained a significant financing component.

Operating Expenses Presentation Changes

Beginning with this Annual Report, we have retroactively split our "Selling, general and administrative" financial statement line item ("FSLI"), presented in the consolidated statements of operations under "Operating expenses" into two FSLIs, "Sales and marketing" and "General and administrative", to provide clearer insight into these operationally and economically different operating expenses. This split did not change historical operating expenses previously reported.

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

Contingent Consideration

The Company determined the acquisition date fair value of contingent consideration associated with the MENU Acquisition using Monte-Carlo simulation valuation techniques, with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC Topic 820, Fair Value Measurement. This valuation technique is also used to determine current fair value of any contingent consideration. The simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent post-closing revenue focused milestones obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

The MENU Acquisition resulted in an initial liability for the contingent consideration recorded in the amount of $14.2 million during 2022. The liability for the contingent consideration was established at the time of the acquisition and is evaluated quarterly based on additional information as it becomes available; any change in the fair value adjustment is recorded in the earnings of that period. During 2022, the Company recorded a $4.4 million adjustment to decrease the fair value of the contingent consideration liability related to the MENU Acquisition to $9.8 million as of December 31, 2022.

During the second quarter of 2023, the MENU earn-out was amended to remove the EBITDA based threshold and reduce the future software as a service ("SaaS") annual recurring revenue threshold. During 2023, the Company recorded a $9.2 million adjustment to decrease the fair value of the contingent consideration liability related to the MENU Acquisition to $0.6 million as of December 31, 2023.

Gain on Insurance Proceeds

During the years ended December 31, 2023 and 2021 the Company received $0.5 million and $4.4 million of insurance proceeds in connection with the settlement of a legacy claim. No insurance proceeds were received during the year ended December 31, 2022.

Other Expense, net

The Company's foreign currency transaction gains and losses and rental income and losses are recorded in other expense, net in the accompanying statements of operations.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per shares (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At December 31, 2023, there were 920,403 anti-dilutive stock options outstanding compared to 1,029,417 as of December 31, 2022 and 1,305,881 as of December 31, 2021. At December 31, 2023 there were 839,455 anti-dilutive restricted stock units compared to 512,416 and 418,084 as of December 31, 2022 and December 31, 2021, respectively. Due to their anti-dilutive nature, the potential effects of the 2024 Notes, 2026 Notes, and the 2027 Notes conversion features (refer to “Note 9 – Debt” for additional information) and the unissued shares from the Company's 2021 Employee Stock Purchase Plan ("ESPP", refer to "Note 11 - Stock Based Compensation" for additional information) were excluded from the diluted net loss per share calculation as of December 31, 2023, December 31, 2022 and December 31, 2021. Shares resulting from the 2024 Notes conversion was 497,376 (refer to “Note 9 – Debt” for additional information). Potential shares resulting from 2026 Notes and 2027 Notes conversion features at respective maximum conversion rates of 30.8356 per share and 17.8571 per share are approximately 3,700,272 and 4,732,132, respectively.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted loss per share computations:

	December 31,
(in thousands, except per share data)	2023	2022	2021
Net loss	$(69,752)	$(69,319)	$(75,799)

Basic:
Weighted average common shares	27,552	27,152	25,088
Loss per common share, basic	$(2.53)	$(2.55)	$(3.02)

Diluted:
Weighted average common shares	27,552	27,152	25,088
Loss per common share, diluted	$(2.53)	$(2.55)	$(3.02)

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this update for future filings.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this update for future filings.

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2023 that are of significance or potential significance to the Company.

Note 2 — Acquisitions

Q4 2023 Acquisition

During the three months ended December 31, 2023, Par Payment Services, LLC acquired the rights to ongoing payment facilitator referral commissions from a privately held restaurant technology company. The transaction was accounted for as an asset acquisition in accordance with ASC Topic 805, Business Combinations, resulting in an increase to the customer relationships component of intangible assets of $2.2 million. The Company determined that the preliminary fair values of ongoing referral commissions acquired relating to the transaction did not materially affect the Company's financial condition. The preliminary fair value determinations were based on management's best estimates and assumptions. Identified preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the acquisition date) as the Company finalizes their procedures. The Company considers the results of operations of the acquired rights to be immaterial and therefore has not presented combined pro forma financial information.

MENU Acquisition - 2022

During the third quarter of 2022, ParTech, Inc. ("ParTech") acquired 100% of the stock of MENU Technologies AG, a restaurant technology company offering fully integrated omnichannel ordering solutions to restaurants worldwide, for purchase consideration of approximately $18.4 million paid in cash and $6.3 million paid in shares of Company common stock. 162,917 shares of common stock were issued as purchase consideration, determined using a fair value share price of $38.67. In addition, the sellers have the opportunity to earn additional cash and Company common stock consideration over an earn-out period ending July 31, 2024, primarily based on MENU's future SaaS annual recurring revenues. The fair value of the earn-out was determined to be $14.2 million at the time of acquisition. As of December 31, 2023, the Company determined the fair value of the MENU earn-out to be $0.6 million (refer to "Note 15 - Fair Value of Financial Instruments" for a roll-forward of the earn-out).

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

Consideration paid in cash on the date of acquisition included $3.0 million deposited into an escrow account administered by a third party, to be held for up to 18-months following the date of acquisition, to fund potential post-closing adjustments and obligations. The balance in the escrow account was $3.0 million as of December 31, 2023 and 2022.

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

In connection with the Merger, the Company paid former Punchh equity holders approximately $507.7 million (including holders of vested options and warrants) consisting of approximately (i) $397.5 million in cash (the “Cash Consideration”), and (ii) 1,493,130 shares of the Company's common stock for 100% of the equity interests in Punchh; Cash Consideration continues to be subject to adjustments for pending settlement of the indemnification escrow fund one year from the acquisition date. Consideration of common shares issued was determined using an average share price of $68.00, representing consideration paid of $101.5 million. An additional 112,204 shares of the Company's common stock are reserved for options granted as replacement awards for fully vested unexercised option awards assumed in connection with the Merger. The fair value of fully vested option awards was determined using a Black-Scholes model to be $8.7 million as of the acquisition date. As a result, the total fair value of common shares issued and reserved of 1,594,202 (“Equity Consideration”) was determined to be $110.2 million. Further, the Company incurred acquisition related expenses of approximately $3.6 million.

In connection with, and to partially fund the Cash Consideration for, the Merger, on April 8, 2021, the Company, together with certain of its U.S. Subsidiaries, as guarantors, entered into a credit agreement with the lenders party thereto, and Owl Rock First Lien Master Fund, L.P., as administrative agent and collateral agent (the “Owl Rock Credit Agreement”), that provided for a term loan in an initial aggregate principal amount of $180.0 million (the “Owl Rock Term Loan”); and (ii) securities purchase agreements (the “Purchase Agreements”) with each of PAR Act III, LLC (“Act III”), and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser (such funds and accounts being collectively referred to herein as “TRP”), to raise approximately $160.0 million through a private placement of the Company's common stock. The Company also issued to Act III a warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 and a five year exercise period (the “Warrant”). In connection with the Company's September 2021 public offering of its common stock, as a result of anti-dilution provisions of the Warrant, an additional 3,975 shares of common stock are available for purchase under the Warrant, at an exercise price of $75.90 per share. Refer to “Note 10 – Common Stock” and "Note 16 - Subsequent Events" for additional information about the offering and Warrant.

Additionally, on the Closing Date approximately $6.0 million of the Cash Consideration was deposited into an indemnification escrow fund, to be held for up to 18 months following the Closing Date, to fund (i) potential payment obligations of Punchh equity holders with respect to post-closing adjustments to the Cash and Equity Consideration and (ii) potential post-closing indemnification obligations of Punchh equity holders, in each case in accordance with the terms of the Merger Agreement. During the year ended December 31, 2021, $3.8 million was distributed from the escrow accounts, of which, $3.5 million was received by the Company from the settlement of post-closing obligations of the Punchh equity holders resulting in a reduction of the Cash Consideration paid for the acquisition, and $0.3 million was released to former Punchh shareholders. As of December 31, 2021, the Company recorded remaining indemnification assets and liabilities of approximately $2.2 million to other assets and other long-term liabilities, respectively, to account for amounts deposited into the third-party escrow fund that will be settled one year from the acquisition date.

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

Pro Forma Financial Information - unaudited

For the year ended December 31, 2021, the Punchh Acquisition resulted in additional revenues of $27.7 million.

The following table summarizes the Company's unaudited pro forma results of operations:

(in thousands)	Year Ended December 31, 2021
Total revenue	$291,596
Net loss	(79,079)
The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future.

Note 3 - Revenue Recognition

Deferred Revenue

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from when customers are invoiced. Deferred revenue attributable to each of the Company's reporting segments is as follows:

	December 31, 2023		December 31, 2022
(in thousands)	Current under one year	Non-current over one year	Current under one year	Non-current over one year
Restaurant/Retail	$7,250	$4,204	$8,459	$5,125
Government	—	—	—	—
Total	$7,250	$4,204	$8,459	$5,125

Most performance obligations greater than one year relate to service and support contracts, that the Company expects to fulfill within 36 months. The Company expects to fulfill 100% of service and support contracts within 60 months.

The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2023	2022
Beginning balance - January 1	$13,584	$20,046
Acquired deferred revenue (refer to "Note 2 - Acquisitions")	—	443
Recognition of deferred revenue	(23,770)	(37,690)
Deferral of revenue	21,640	30,785
Ending balance - December 31	$11,454	$13,584

The above table excludes customer deposits of $2.1 million and $2.1 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $8.5 million and $13.8 million.

In the Government segment, the value of existing contracts at December 31, 2023, net of amounts relating to work performed to that date, was approximately $326.0 million, of which $73.2 million was funded. The value of existing contracts at December 31, 2022, net of amounts relating to work performed to that date, was approximately $333.9 million, of which $86.5 million was funded. Funded amounts represent committed funds under contract by government agencies and prime contractors. Of the December 31, 2023 contract backlog, contract revenue is expected to be recognized over time as follows:

(in thousands)
Next 12 months	$179,568
Months 13-24	105,609
Months 25-36	19,508
Thereafter	21,301
Total	$325,986

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

    Disaggregated revenue is as follows:

	Year Ended December 31, 2023
(in thousands)	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Point in Time	Government Over Time
Hardware	$103,391	$—	$—	$—
Subscription service	—	122,597	—	—
Professional service	21,565	29,161	—	—
Mission systems	—	—	—	35,583
Intelligence, surveillance, and reconnaissance solutions	—	—	—	102,153
Commercial software	—	—	710	663
Total	$124,956	$151,758	$710	$138,399

	Year Ended December 31, 2022
(in thousands)	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Point in Time	Government Over Time
Hardware	$114,410	$—	$—	$—
Subscription service	—	97,499	—	—
Professional service	20,937	29,501	—	—
Mission systems	—	—	—	35,458
Intelligence, surveillance, and reconnaissance solutions	—	—	—	56,141
Commercial software	—	—	1,132	717
Total	$135,347	$127,000	$1,132	$92,316

	Year Ended December 31, 2021
(in thousands)	Restaurant/Retail Point in Time	Restaurant/Retail Over Time	Government Point in Time	Government Over Time
Hardware	$105,014	$—	$—	$—
Subscription service	—	62,649	—	—
Professional service	18,166	24,522	—	—
Mission systems	—	—	—	38,311
Intelligence, surveillance, and reconnaissance solutions	—	—	—	33,188
Commercial software	—	—	505	521
Total	$123,180	$87,171	$505	$72,020

Note 4 — Leases

A significant portion of the Company's operating lease portfolio includes office space, research and development facilities, IT equipment, and automobiles. The Company's leases have remaining lease terms of one to nine years. Substantially all lease expense is presented within general and administrative expense in the consolidated statements of operations and is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Total lease expense	$2,002	$2,415	$2,350

Supplemental cash flow information related to leases is as follows:

	December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$1,821	$2,293
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,534	$1,597

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term	4.1 years	4.5 years
Weighted-average discount rate	4.0%	4.0%

The following table summarizes future lease payments for operating leases at December 31, 2023:

(in thousands)	Operating leases
2024	$1,556
2025	1,225
2026	697
2027	383
2028	208
Thereafter	533
Total lease payments	4,602
Less: portion representing imputed interest	(417)
Total	$4,185

Note 5 — Accounts Receivable, Net

The Company's net accounts receivables consist of:

(in thousands)	2023	2022
Government segment	$20,703	$17,320
Restaurant/Retail segment	42,679	42,640
Accounts receivable, net	$63,382	$59,960

At December 31, 2023 and 2022, the Company had current expected credit loss of $1.9 million and $2.1 million, respectively, against accounts receivable for the Restaurant/Retail segment. The following table presents changes in the current expected credit loss during the years ended December 31:

(in thousands)	2023	2022
Beginning balance - January 1	$2,134	$1,306
Provisions	579	1,204
Write-offs	(764)	(376)
Ending balance - December 31	$1,949	$2,134

Receivables recorded as of December 31, 2023 and 2022 all represent unconditional rights to payments from customers.

Note 6 — Inventories, Net

Inventories are used in the manufacture and service of Restaurant/Retail hardware products. The components of inventory, net consist of the following:

	December 31,
(in thousands)	2023	2022
Finished goods	$13,564	$21,998
Work in process	216	383
Component parts	9,147	13,749
Service parts	667	1,464
Inventories, net	$23,594	$37,594

At December 31, 2023 and 2022, the Company had excess and obsolescence reserves of $9.0 million and $10.9 million, respectively, against inventories.

Note 7 — Property, Plant and Equipment, Net

The components of property, plant and equipment, net, are:

	December 31,
(in thousands)	2023	2022
Land	$199	$199
Building and improvements	8,124	8,176
Rental property	2,749	2,749
Software	17,175	12,393
Furniture and equipment	14,885	13,902
Construction in process	228	181
	43,360	37,600
Less accumulated depreciation	(27,605)	(24,639)
	$15,755	$12,961

The estimated useful lives of buildings and improvements and rental property are 15 to 40 years. The estimated useful lives of furniture and equipment range from three to eight years. The estimated useful life on software is three to five years. Depreciation expense was $2.9 million, $3.3 million, and $2.3 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 8 — Identifiable Intangible Assets and Goodwill

Included in identifiable intangible assets are approximately $2.9 million and $2.1 million of costs related to software products that have not satisfied the general release threshold as of December 31, 2023 and December 31, 2022, respectively. These software products will be ready for their intended use within the next 12 months. Software costs placed into service during the years ended December 31, 2023 and 2022 were $4.6 million and $6.5 million, respectively. Annual amortization charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three years.

The components of identifiable intangible assets are:

	December 31,
(in thousands)	2023	2022	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$119,800	$119,800	3 - 7 years	4.40 years
Internally developed software costs	36,876	32,274	3 years	1.95 years
Customer relationships	14,510	12,360	7 years	4.60 years
Trade names	1,410	1,410	2 - 5 years	1.00 year
Non-competition agreements	30	30	1 year	1.00 year
	172,626	165,874
Impact of currency translation on intangible assets	1,399	304
Less: accumulated amortization	(88,259)	(63,386)
	$85,766	$102,792
Internally developed software costs not meeting general release threshold	2,886	2,105
Trademarks, trade names (non-amortizable)	6,200	6,200	Indefinite
	$94,852	$111,097

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software costs not meeting the general release threshold, is as follows (in thousands):

2024	$23,065
2025	21,477
2026	18,857
2027	15,193
2028	7,174
Thereafter	—
Total	$85,766

To value indefinite lived intangible assets, the Company utilizes the relief from royalty method to estimate the fair values of trade names. There was zero impairment to indefinite lived intangible assets in the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization expense for identifiable intangible assets was allocated as follows:

(in thousands)	2023	2022	2021
Amortization of acquired developed technology	$16,281	$15,307	$11,978
Amortization of internally developed software	6,548	6,737	5,411
Amortization of identifiable intangible assets recorded in cost of sales	$22,829	$22,044	$17,389
Amortization expense recorded in operating expense	1,858	1,863	1,825
Impact of currency translation on intangible assets	(909)	(304)	—

The following table presents the goodwill activities for the periods presented:

(in thousands)
Beginning balance - December 31, 2021	$457,306
Q1 2022 Acquisition	1,212
MENU Acquisition	28,495
Punchh Acquisition ASC 805 measurement period adjustment	(1,085)
Foreign currency translation	834
Balance - December 31, 2022	486,762
Foreign currency translation	2,892
Ending balance - December 31, 2023	$489,654
Refer to "Note 2 - Acquisitions" for additional information on goodwill recognized in acquisitions

Note 9 — Debt

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2023:

(in thousands)	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$120,000	$265,000	$385,000
Unamortized debt issuance cost	(1,811)	(5,542)	(7,353)
Total notes payable	$118,189	$259,458	$377,647

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2022:

(in thousands)	2024 Notes	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$13,750	$120,000	$265,000	$398,750
Unamortized debt issuance cost	(257)	(2,511)	(6,790)	(9,558)
Total notes payable	$13,493	$117,489	$258,210	$389,192
Refer to "Recently Adopted Accounting Pronouncements" within "Note 1 - Summary of Significant Accounting Polices" for additional information relating to impact to discount resulting from the Company's adoption of ASU 2020-06.

Convertible Senior Notes

On April 15, 2019, the Company sold $80.0 million in aggregate principal amount of 4.500% Convertible Senior Notes due 2024. The 2024 Notes were issued pursuant to an indenture, dated April 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “2024 Indenture”). The 2024 Notes paid interest at a rate equal to 4.500% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning October 15, 2019. Interest accrued on the 2024 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from April 15, 2019. Unless earlier converted, redeemed or repurchased, the 2024 Notes were to mature on April 15, 2024.

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

On September 17, 2021, the Company sold $265.0 million in aggregate principal amount of 1.500% Convertible Senior Notes due 2027. The 2027 Notes were issued pursuant to an indenture, dated September 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “2027 Indenture” and, together with the 2024 Indenture and the 2026 Indenture, the “Indentures”). The 2027 Notes bear interest at a rate of 1.500% per year, which is payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2022. Interest accrues on the 2027 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from September 17, 2021. Unless earlier converted, redeemed or repurchased, the 2027 Notes mature on October 15, 2027. The Company used net proceeds from the offering, in conjunction with net proceeds from the September 2021 common stock offering (Refer to “Note 10 – Common Stock”), to repay in full the Owl Rock Term Loan, which had a principal amount of $180.0 million outstanding as of September 17, 2021. The Company used the remaining net proceeds from the offering for general corporate purposes, including continued investment in the growth of the Company’s businesses and for other working capital needs. The Company also used a portion of the net proceeds to acquire or invest in other assets complementary to the Company’s businesses or for repurchases of the Company’s other indebtedness.

Pursuant to a privately negotiated agreement dated October 6, 2023, the Company acquired $13.75 million aggregate principal amount of its outstanding 2024 Notes. This acquisition was made in exchange for 497,376 shares of common stock of the Company (the "Exchange Transaction"). In connection with the closing of the Exchange Transaction, all of the Company's outstanding 2024 Notes issued under the 2024 Indenture were canceled and the 2024 Indenture was discharged on October 15, 2023. The Exchange Transaction resulted in an inducement loss on settlement of convertible notes of $0.6 million, which is recorded as a loss on extinguishment of debt in the Company’s consolidated statements of operations. The loss represents the difference between the fair value of the original conversion terms and the fair value of the induced conversion terms at the time of settlement.

The Senior Notes are senior, unsecured obligations of the Company. The Senior Notes are convertible, in whole or in part, at the option of the holder, upon the occurrence of specified events or certain fundamental changes set forth in the Indentures prior to the close of business on the business day immediately preceding October 15, 2025, and April 15, 2027, respectively; and, thereafter, at any time until the close of business on the second business day immediately preceding maturity. The 2026 Notes are convertible into Company common stock at an initial conversion rate of 23.2722 shares per $1,000 principal amount, and the 2027 Notes are convertible into Company common stock at an initial conversion rate of 12.9870 shares per $1,000 principal amount. Upon conversion, the Company may elect to settle by paying or delivering either solely cash, shares of Company common stock or a combination of cash and shares of Company common stock. The 2026 Indenture and 2027 Indenture contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures).

Prior to the Company's adoption of ASU 2020-06 on January 1, 2022, the carrying amount of the liability component of the 2024 Notes and Senior Notes was calculated by estimating the fair value of similar notes that did not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the fair value amount of the 2024 Notes and Senior Notes. The valuation model used in determining the fair value of the liability component for the 2024 Notes and Senior Notes includes inputs, such as the implied debt yield within the nonconvertible borrowing rate. The implied estimated effective rate of the liability component of the 2024 Notes, 2026 Notes, and 2027 Notes was 10.2%, 7.3%, and 6.5% respectively.

Prior to the Company's adoption of ASU 2020-06 on January 1, 2022, in accordance with ASC Topic 470-20, Debt with Conversion and Other Options — Beneficial Conversion Features, the initial measurement of the 2024 Notes at fair value resulted in a liability of $62.4 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $17.6 million; the initial measurement of the 2026 Notes at fair value resulted in a liability of $93.8 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $26.2 million; and the initial measurement of the 2027 Notes at fair value resulted in a liability of $199.2 million and as such, the calculated discount resulted in an implied value of the convertible feature recognized in additional paid in capital of $65.8 million. Issuance costs for the 2024 Notes and Senior Notes amounted to $4.9 million, $4.2 million, and $8.3 million for the 2024 Notes, 2026 Notes, and 2027 Notes, respectively. These costs were allocated to debt and equity components on a ratable basis. For the 2024 Notes this amounted to $3.8 million and $1.1 million to the debt and equity components, respectively. For the 2026 Notes this amounted to $3.3 million and $0.9 million to the debt and equity components, respectively. For the 2027 Notes this amounted to $6.2 million and $2.1 million to the debt and equity components, respectively.

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

Prior to the Company's adoption of ASU 2020-06 on January 1, 2022, in connection with the sale of the 2026 Notes, the Company recorded an income tax benefit of $4.4 million during 2020 as a result of the creation of a deferred tax liability associated with the portion of the 2026 Notes that was classified within shareholders' equity. The creation of the deferred tax liability produced evidence of recoverability of the Company's net deferred tax assets which resulted in the release of a valuation allowance, totaling $4.4 million, reflected as an income tax benefit in 2020.

Credit Facility

In connection with, and to partially fund the Cash Consideration for the Punchh Acquisition, on April 8, 2021, the Company entered into the Owl Rock Credit Agreement. The Owl Rock Credit Agreement provided for a term loan in the initial aggregate principal amount of $180.0 million, the “Owl Rock Term Loan”. Issuance costs, which included a 2% Original Issue Discount, amounted to $9.3 million with net proceeds amounting to $170.7 million.

The Company used net proceeds from its offering of the 2027 Notes and its concurrent common stock offering (refer to “Note 10 – Common Stock”) to repay in full the Owl Rock Term Loan, including $1.8 million accrued interest and $3.6 million prepayment premium, on September 17, 2021. Following its repayment, the Owl Rock Credit Agreement was terminated. The transaction resulted in a loss on settlement of notes of $11.9 million, which is recorded as a loss on extinguishment of debt in the Company’s consolidated statements of operations. The loss represents the difference between (i) reacquisition price, including prepayment premium, and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.

The following table summarizes interest expense recognized on the 2024 Notes and Senior Notes:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Contractual interest expense	$7,627	$8,036	$9,420
Accretion of debt in interest expense	2,205	1,997	8,726
Total interest expense	$9,832	$10,033	$18,146

The cash paid for interest was $8.0 million for the year ended December 31, 2023.

The following table summarizes the future principal payments for the Senior Notes as of December 31, 2023 (in thousands):

2024	$—
2025	—
2026	120,000
2027	265,000
2028	—
Thereafter	—
Total	$385,000

Note 10 — Common Stock

The Company issued 497,376 shares of its common stock as part of the Exchange Transaction related to the conversion of the 2024 Notes. Refer to "Note 9 - Debt" for additional information about the Exchange Transaction.

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

In connection with, and to partially fund the Cash Consideration of the Punchh Acquisition, on April 8, 2021, the Company entered into Purchase Agreements with Act III and TRP to raise approximately $160.0 million through a private placement of the Company's common stock. Pursuant to the Purchase Agreements, the Company issued and sold (i) 73,530 shares of its common stock to Act III for a gross purchase price of approximately $5.0 million ($68.00 per share), and (ii) 2,279,412 shares of common stock to TRP for a gross purchase price of approximately $155.0 million ($68.00 per share) for an aggregate of 2,352,942 shares. The Company incurred $4.3 million of issuance costs in connection with the sale of its common stock. The Company also issued to Act III a fully-vested Warrant to purchase 500,000 shares of common stock with an exercise price of $76.50 per share and a five year exercise period. In connection with the Company's September 2021 public offering of its common stock, as a result of anti-dilution provisions within the Warrant, an additional 3,975 shares of the Company's common stock are available for purchase under the Warrant, at an exercise price of $75.90 per share. The Warrant is accounted for as an equity instrument pursuant to ASC Topic 815, Derivatives and Hedging, due to the Warrant contractually permitting only settlement in non-redeemable common shares upon exercise. Refer to “Note 9 – Debt” and "Note 16 - Subsequent Events" for additional information about the Warrant.

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

Note 11 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $14.4 million, $13.4 million, and $14.6 million in the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively.

As a result of forfeitures of non-vested stock awards prior to the completion of the requisite service period or failure to meet requisite performance targets, the Company recorded a reduction of stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021 of $0.6 million, $1.0 million, and $0.5 million respectively.

The Company has 2.7 million shares of common stock reserved for stock-based awards under its Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of several different forms of stock-based awards including:

•Stock options granted under the 2015 Plan, enable the recipient to purchase shares of the Company's common stock which may be incentive stock options or non-qualified stock options. Generally, stock options are nontransferable other than upon death. Stock options generally vest over a one to four year period and expire ten years after the date of the grant. The Compensation Committee has authority to administer the 2015 Plan and determine the material terms of options and other awards under the 2015 Plan.

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

Stock Options

The below tables present information with respect to stock options:

(in thousands, except for exercise price)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,029	$12.82
Options exercised	(97)	10.73
Options canceled/forfeited	(12)	13.40
Outstanding at December 31, 2023	920	$13.04	$28,053
Vested and expected to vest at December 31, 2023	920	$13.04	$28,046
Total shares exercisable at December 31, 2023	898	$13.12	$27,299
Shares remaining available for future grant	—

(in thousands, except for grant date fair value)	2023	2022	2021
Option expense recorded, in thousands, for the year ended December 31,	$2,814	$5,664	$9,585
Weighted average grant date fair value	$—	$—	$60.48
Total intrinsic value of stock options exercised, in thousands, for the year ended December 31,	$2,700	$4,000	$6,000
Cash received for options exercised	$1,069	$1,286	$1,156

The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the period ending December 31, 2021:

2021
Expected option life	3.1 years
Weighted average risk-free interest rate	0.4%
Weighted average expected volatility	56.5%
Expected dividend yield	None

For the years ended December 31, 2023, 2022, and 2021 the expected option life was based on the Company’s historical experience with similar type options. Expected volatility is based on historic volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Stock options outstanding at December 31, 2023 are summarized as follows:

Range of exercise prices	Number outstanding (in thousands)	Weighted average remaining life
$0.73 - $35.26	920	5.95 years

Restricted Stock Units

Current year activity with respect to the Company’s non-vested RSUs is as follows:

(in thousands, except weighted average fair value)	Shares	Weighted Average grant- date fair value
Balance at January 1, 2023	512	$35.96
Granted	625	35.74
Vested	(210)	34.10
Canceled/forfeited	(88)	38.17
Balance at December 31, 2023	839	$35.83

The below table presents information with respect to RSUs:

(in thousands)	2023	2022	2021
Service-based RSU	$9,325	$6,775	$3,353
Performance-based RSU	2,257	836	839
Total stock-based compensation expense related to RSUs	$11,582	$7,611	$4,192

In 2023, the Company determined the only outstanding performance awards were in the Restaurant/Retail segment and the Company determined the achievement of performance based awards to be probable. In 2022, the only outstanding performance awards were in the Restaurant/Retail segment and the Company determined the achievement of performance based awards to be probable. In 2021, the Company determined the achievement of performance based awards to be probable for both segments.

At December 31, 2023, the aggregate unrecognized compensation cost of equity awards was $21.1 million, which is expected to be recognized as compensation expense in fiscal years 2024 to 2026.

Employee Stock Purchase Plan

In June 2021, the Company's shareholders approved the 2021 Employee Stock Purchase Plan ("ESPP"), through which eligible employees may purchase shares of the Company's common stock at a discount through accumulated payroll deductions. The ESPP became effective on November 1, 2021. Participation in the ESPP by eligible employees of the Company and participating subsidiaries began on December 1, 2023. A total of 330,000 shares of Company common stock are available for purchase under the ESPP, subject to adjustment as provided for in the ESPP. As of December 31, 2023, no shares of common stock were purchased.
Note 12 — Income Taxes
The provision for (benefit from) income taxes consists of:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current income tax:
Federal	$—	$—	$—
State	642	784	408
Foreign	1,149	840	585
	1,791	1,624	993
Deferred income tax:
Federal	59	(221)	(9,001)
State	138	(151)	(1,416)
	197	(372)	(10,417)
Provision for (benefit from) income taxes	$1,988	$1,252	$(9,424)

The components of net loss before income taxes consisted of the following:

	2023	2022	2021
United States	$(53,965)	$(63,068)	$(85,391)
International	(13,799)	(4,999)	168
Total net loss before income taxes	$(67,764)	$(68,067)	$(85,223)
Deferred tax (liabilities) assets are comprised of the following at:

	December 31,
	2023	2022
Deferred tax liabilities:
Operating lease assets	$(989)	$(344)
Software development costs	(1,394)	(1,534)
Intangible assets	(17,172)	(19,803)
481(a) adjustment	(1,466)	—
Depreciation on property, plant and equipment	(1,269)	(1,428)
Gross deferred tax liabilities	(22,290)	(23,109)

Deferred tax assets:
Allowances for bad debts and inventory	2,539	3,213
Capitalized inventory costs	223	300
Employee benefit accruals	7,773	4,628
Interest expense limitation under section 163 (j)	6,501	6,089
Operating lease liabilities	1,015	373
Federal net operating loss carryforward	38,357	40,212
State net operating loss carryforward	8,403	8,866
Foreign net operating loss carryforward	4,406	2,008
Federal and state tax credit carryforwards	14,804	13,364
R&D capitalization	22,108	11,297
Other	3,274	3,963
Gross deferred tax assets	109,403	94,313

Less valuation allowance	(87,943)	(71,837)

Non-current net deferred tax liabilities	$(830)	$(633)
The non-current net deferred tax liabilities are included within other long-term liabilities on the Company's consolidated balance sheets. The Company has Federal tax credit carryforwards of $13.3 million that expire in various tax years from 2028 to 2043. The Company has a Federal operating loss carryforward of $12.6 million expiring from 2029 through 2037 and a Federal operating loss carryforward of $170.1 million with an unlimited carryforward period. The Company also has state tax credits of $1.7 million and net operating loss carryforwards that vary by jurisdiction, ranging from $0 to $49.2 million, and expire in various tax years through 2043. The Company has foreign net operating loss carryforwards of $37.2 million expiring through 2029. The Company has a federal interest limitation carryforward of $26.4 million with an indefinite carryforward period.

In evaluating our ability to recover our deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of recent operations. A valuation allowance is required to the extent it is more likely than not that the future benefit associated with certain Federal, state, and foreign deferred tax assets including tax loss carryforwards will not be realized.

As of December 31, 2023, management believes that it is more likely than not that the benefit from its deferred tax assets will not be realized except for the estimated amount of future tax associated with indefinite lived intangible assets. In calculating the valuation allowance, the Company was only permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets (i.e. “naked credit deferred tax liabilities”) as a source of taxable income to support the realization of its existing indefinite-lived deferred tax assets.

As a result of this analysis, management determined an increase in the valuation allowance in the current year to be appropriate.

No provision is made for certain taxes applicable to the undistributed earnings of the Company's foreign subsidiaries as it is the intention of management to fully utilize those earnings in the operations of foreign subsidiaries.

The Tax Cuts and Jobs Act created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income ("GILTI"), must be included in the gross income of their U.S. shareholder. The FASB allows an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. The company elected to treat the tax effect of GILTI as a current-period expense when incurred.

In the current year, the income tax provision includes an increase in deferred tax assets and corresponding increase in valuation allowance of $10.8 million related to the capitalization of R&D expenses for tax purposes and an increase in deferred tax assets and corresponding increase in valuation allowance of $3.3 million from foreign net operating loss carryforwards related to the MENU Acquisition.

In 2022, the income tax provision included a reduction in deferred tax liabilities and corresponding increase in valuation allowance of $20.0 million related to subordinated debt as a result of the adoption of ASU No. 2020-06, an increase in deferred tax assets and corresponding increase in valuation allowance of $11.3 million related to the capitalization of R&D expenses for tax purposes, and an increase in deferred tax assets and corresponding increase in valuation allowance of $2.0 million from foreign net operating loss carryforwards related to the MENU Acquisition.

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

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2023, the Company had no reserve for uncertain tax positions and the Company believes the Company has adequately provided for its tax-related liabilities. The Company is no longer subject to federal income tax audits for years before 2019.

The following table reconciles the Company's effective tax rate from the U.S. federal statutory tax rate of 21%:

	Year Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(1.0)	(0.7)	1.3
Contingent consideration revaluation	2.9	1.4	—
Nondeductible expenses	(0.2)	(0.5)	(0.8)
Tax credits (including R&D)	1.8	1.5	1.7
Foreign income tax rate differential	(5.8)	(2.6)	(0.5)
Stock based compensation	(1.4)	(1.4)	(0.7)
Valuation allowance	(20.0)	(20.5)	(10.7)
Other	(0.2)	(0.1)	(0.3)
	(2.9)%	(1.9)%	11.0%

The effective income tax rate was (2.9)%, (1.9)% and 11.0% during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 respectively. The decrease in 2023 compared to the statutory tax rate of 21.0% was primarily due to the increase in valuation allowance and the foreign income tax rate differential. The decrease in 2022 compared to the statutory tax rate of 21.0% was primarily due to the increase in valuation allowance and the foreign income tax rate differential. The decrease in 2021 compared to the statutory tax rate of 21.0% was primarily due to the valuation allowance and nondeductible acquisition expenses, which were partially offset by tax credits.

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

Information as to the Company’s segments is set forth in the tables below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues:
Restaurant/Retail	$276,714	$262,347	$210,351
Government	139,109	93,448	72,525
Total	$415,823	$355,795	$282,876

Operating (loss) income:
Restaurant/Retail	$(68,387)	$(65,559)	$(59,682)
Government	8,678	7,527	5,801
Total	(59,709)	(58,032)	(53,881)
Other expense, net	(489)	(1,224)	(1,279)
Loss on extinguishment of debt	(635)	—	(11,916)
Interest expense, net	(6,931)	(8,811)	(18,147)
Loss before provision for (benefit from) income taxes	$(67,764)	$(68,067)	$(85,223)

Depreciation, amortization and accretion:
Restaurant/Retail	$29,219	$27,640	$29,766
Government	467	452	380
Total	$29,686	$28,092	$30,146

Capital expenditures including software costs:
Restaurant/Retail	$10,541	$7,498	$7,576
Government	499	227	711
Total	$11,040	$7,725	$8,287

Revenues by country:
United States	$392,224	$336,201	$262,164
International	23,599	19,594	20,712
Total	$415,823	$355,795	$282,876

	Year Ended December 31,
(in thousands)	2023	2022
Total assets:
Restaurant/Retail	$694,568	$722,958
Government	24,475	21,443
Other	83,563	110,457
Total	$802,606	$854,858

Goodwill:
Restaurant/Retail	$488,918	$486,026
Government	736	736
Total	$489,654	$486,762

Assets by country based on the location of the asset were:

	December 31,
	2023	2022
United States	$767,894	$809,437
International	34,712	45,421
Total	$802,606	$854,858

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	December 31,
	2023	2022	2021
Restaurant/Retail segment:
Yum! Brands, Inc.	9%	10%	11%
McDonald’s Corporation	8%	12%	12%
Government segment:
U.S. Department of Defense	33%	26%	26%
All Others	50%	52%	51%
	100%	100%	100%

No other customer within “All Others” represented more than 10% of the Company’s total revenue for the years ended 2023, 2022, and 2021.

Note 15 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of December 31, 2023 and December 31, 2022 were considered representative of their fair values because of their short term nature. The debt instruments are recorded at principal amount net unamortized debt issuance cost and discount (refer to "Note 9 - Debt" for additional information). The estimated fair value of the 2026 Notes and 2027 Notes at December 31, 2023 was $145.6 million and $236.1 million, respectively. As of December 31, 2022 the fair value of the 2024 Notes, 2026 Notes, and 2027 Notes was $17.4 million, $112.8 million, and $191.0 million, respectively. The valuation techniques used to determine the fair values of 2024 Notes, 2026 Notes, and 2027 Notes are classified within Level 2 of the fair value hierarchy as they are derived from broker quotations.

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

The cash surrender value of the life insurance policy was $3.3 million and $3.2 million at December 31, 2023 and December 31, 2022, respectively, and is included in other assets on the consolidated balance sheets. Amounts owed to employees participating in the deferred compensation plan at December 31, 2023 was $1.4 million compared to $1.7 million at December 31, 2022 and is included in other long-term liabilities on the consolidated balance sheets.

The Company uses Monte Carlo simulation modeling of a discounted cash flow model to determine the fair value of the earn-out liability associated with the MENU Acquisition. Significant inputs used in the simulation are not observable in the market and thus the liability represents a Level 3 fair value measurement as defined in ASC 820. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date will be reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date will be reflected as cash used in operating activities. The Company determined the fair value of the MENU earn-out contingent liability to be $0.6 million at December 31, 2023.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for fiscal year 2023:

(in thousands)
December 31, 2021	$—
New contingent consideration	14,200
Change in fair value of contingent consideration	(4,400)
Balance at December 31, 2022	9,800
Change in fair value of contingent consideration	(9,200)
Balance at December 31, 2023	$600

The change in fair value of contingent consideration was recorded within "Adjustment to contingent consideration liability" in the consolidated statement of operations.

The following tables provide quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration:

	December 31, 2023
Contingency Type	Maximum Payout (1) (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue based payments	$5,600	$600	Monte Carlo	Revenue volatility	25.0%
				Discount rate	11.5%
				Projected year of payments	2024
(1) Maximum payout as determined by Monte Carlo valuation simulation; the disclosed contingency is not subject to a contractual maximum payout.

	December 31, 2022
Contingency Type	Maximum Payout (1) (undiscounted) (in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average or Range
Revenue and EBITDA based payments	$33,900	$9,800	Monte Carlo	Revenue volatility	25.0%
				Gross profit volatility	40.0%
				Discount rate	13.5%
				Projected year of payments	2024
(1) Maximum payout as determined by Monte Carlo valuation simulation; the disclosed contingency is not subject to a contractual maximum payout.

Note 16 — Subsequent Events

On January 2, 2024 the Company entered into a consulting agreement with PAR Act III, LLC ("PAR Act III") pursuant to which PAR Act III will provide the Company with strategic consulting, merger and acquisition technology due diligence, and other professional and expert services that may be requested from time to time by the Company’s Chief Executive Officer. In consideration for the services provided under the consulting agreement, the Company amended its common stock purchase warrant issued to PAR Act III on April 8, 2021 to extend the termination date of the warrant to April 8, 2028, subject to the consulting agreement remaining in effect through April 8, 2026. The warrant provides PAR Act III the right to purchase 500,000 shares of Company common stock at an exercise price of $76.50 per share and 3,975 shares of Company common stock at an exercise price of $75.90 per share.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report below.

Changes in Internal Control over Financial Reporting.

In its evaluation of changes in our internal control over financial reporting, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify changes that occurred in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PAR Technology Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PAR Technology Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Rochester, New York
February 27, 2024

Item 9B.     OTHER INFORMATION

On December 7, 2023, Bryan Menar, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 10,915 shares that will vest during the duration of the plan pursuant to certain equity awards granted to Mr. Menar. Mr. Menar's plan will expire on November 29, 2024, subject to early termination for certain specified events set forth in the plan.

None of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2023.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Proposal 1: Election of Directors,” “Executive Officers” “Corporate Governance - Code of Conduct,” “Corporate Governance - Committees - Audit Committee” and "Delinquent Section 16(a) Reports."

Item 11.     EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Director Compensation” and “Executive Compensation.”
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Transactions with Related Persons” and “Corporate Governance – Director Independence.”

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the heading, “Principal Accounting Fees and Services.”

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

(a) 3. Exhibits

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
2.1	Agreement and Plan of Merger, dated April 8, 2021, by and among PAR Technology Corporation, ParTech, Inc., Sliver Merger Sub Inc., Punchh Inc. and Fortis Advisors LLC	Form 8-K (File No. 001-09720)	2.1	4/8/2021

2.2	Interest Purchase Agreement, dated November 7, 2019, by and among the Drew D. Peloubet Family Trust DTD 6/29/09, Steven A. Roberts, Gary Saling, PJCDSG, Inc., ParTech, Inc., PAR Technology Corporation and Drew D. Peloubet	Form 8-K (File No. 001-09720)	2.1	11/17/2019

3.1	Restated Certificate of Incorporation, as currently in effect	Form 10-Q (File No. 001-09720)	3.1	11/9/2022

3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.1	2/14/2024

4.1	Specimen Certificate for shares of common stock	Form S-2 (File No. 333-04077)	4	5/20/1996

4.2	Indenture, dated as of February 10, 2020, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	2/10/2020

4.3	Base Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	9/17/2021

4.4	First Supplemental Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.2	9/17/2021

4.6	Description of Securities			Filed herewith

10.1 ††	PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-208063)	4.2	11/16/2015

10.2 ††	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Form S-8 (File No. 333-208063)	4.3	11/16/2015

10.3 ††	PAR Technology Corporation 2015 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form S-8 (File No. 333-208063)	4.4	11/16/2015

10.4 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement (Form Effective November 2017)	Form 10-K (File No. 001-09720)	10.16	3/16/2018

10.5 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement (Form Effective November 2017, employees and directors)	Form 10-K (File No. 001-09720)	10.17	3/16/2018

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.6 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-232589)	99.1	7/9/2019

10.7 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement	Form 10-Q (File No. 001-09720)	10.2	8/7/2019

10.8 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement	Form 10-Q (File No. 001-09720)	10.3	8/7/2019

10.9 ††	Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement, Grant Date May 13, 2019, Savneet Singh	Form 10-Q (File No. 001-09720)	10.4	8/7/2019

10.10 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	Form 10-K (File No. 001-09720)	10.15	3/16/2020

10.11 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement			Filed herewith

10.12 ††	Employment Offer Letter, dated November 14, 2016, between Bryan Menar and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.22	4/17/2017

10.13 ††	Employment Letter: Service as Chief Executive Officer, dated February 27, 2020, between PAR Technology Corporation and Savneet Singh	Form 10-K (File No. 001-09720)	10.20	3/16/2020

10.14 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan, as amended, June 4, 2020	Form S-8 (File No. 333-239230)	99.1	6/17/2020

10.15 ††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated February 16, 2021	Form 10-K (File No. 001-09720)	10.24	3/16/2021

10.16	Securities Purchase Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.2	4/8/2021

10.17	Securities Purchase Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.3	4/8/2021

10.18	Registration Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.4	4/8/2021

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
10.19	Registration Rights Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.5	4/8/2021

10.20	Investor Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.6	4/8/2021

10.21	Common Stock Purchase Warrant, dated April 8, 2021, in favor of PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.7	4/8/2021

10.22 ††	Offer of Employment letter, dated October 4, 2021, to Raju Malhotra	Form 10-K (File No. 001-09720)	10.32	3/1/2022

10.23 ††	Offer of Employment letter, dated October 28, 2021, to Michael D. Nelson	Form 10-K (File No. 001-09720)	10.33	3/1/2022

10.24 ††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated March 16, 2022	Form 10-Q (File No. 001-09720)	10.1	5/10/2022

10.25 ††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated May 9, 2023	Form 10-Q (File No. 001-09720)	10.1	5/10/2023

10.26	Consulting Agreement, effective as of January 2, 2024, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	99.1	1/4/2024

10.27	Amendment No. 1 to Common Stock Purchase Warrant and Registration Rights Agreement, dated January 2, 2024, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	99.2	1/4/2024

21	Subsidiaries of PAR Technology Corporation			Filed herewith

23.1	Consent of Deloitte & Touche LLP			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

97	PAR Technology Corporation Clawback and Forfeiture Policy			Filed herewith

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.INS	XBRL Instance Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

February 27, 2024	/s/ Savneet Singh
Savneet Singh
Chief Executive Officer & President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Savneet Singh	Chief Executive Officer, President & Director
Savneet Singh	(Principal Executive Officer)	February 27, 2024

/s/ Bryan A. Menar	Chief Financial Officer
Bryan A. Menar	(Principal Financial Officer)	February 27, 2024

/s/ Michael A. Steenberge	Chief Accounting Officer
Michael A. Steenberge	(Principal Accounting Officer)	February 27, 2024

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	February 27, 2024

/s/ Douglas G. Rauch
Douglas G. Rauch	Director	February 27, 2024

/s/ James C. Stoffel
James C. Stoffel	Director	February 27, 2024

/s/ Keith Pascal
Keith Pascal	Director	February 27, 2024

/s/ Linda M. Crawford
Linda M. Crawford	Director	February 27, 2024

/s/ Narinder Singh
Narinder Singh	Director	February 27, 2024