Form 10-Q
period 2024-03-31
PAR TECHNOLOGY CORP
filed 2024-05-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024
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

As of May 7, 2024, 33,991,085 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

“PAR®,” “Brink POS®,” “Punchh®,” “MENUTM,” “Data Central®,” "Open Commerce®,” "PAR® Pay”, “PAR® Payment Services”, "StuzoTM," and other trademarks identifying our products and services appearing in this Quarterly Report belong to us. This Quarterly Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

Unless the context indicates otherwise, references in this Quarterly Report to "we," "us," "our," the "Company," and "PAR" mean PAR Technology Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR's future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “anticipate,” “believe,” “can”, “could”, “continue,” “expect,” “estimate,” “future”, “goal”, “intend,” “may,” “opportunity,” “plan,” “should,” "strive," “target”, "vision," “will,” “would,” “will likely result,” and similar expressions. Forward-looking statements are based on management's current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond PAR's control, which could cause PAR's actual results to differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR's expectations regarding: the plans, strategies and objectives of management for future operations, including PAR’s service and product offerings, its go-to-market strategies and the expected development, demand, performance, market share or competitive performance of its products and services; PAR's ability to achieve and sustain profitability; projections of net revenue, margins, expenses, cash flows, or other financial items; PAR's annual recurring revenue, active sites, subscription service margins, net loss, net loss per share and other key performance indicators and non-GAAP financial measures; PAR's expectations about the availability and terms of product and component supplies for our hardware; the timing and expected benefits of acquisitions, divestitures, and capital markets transactions; PAR’s human capital strategies and engagement; current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its business, financial condition, and results of operations; claims, disputes or other litigation matters; and assumptions underlying any of the foregoing. Factors, risks, trends, and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements include: PAR's ability to successfully develop or acquire and transition new products and services and enhance existing products and services to meet evolving customer needs and respond to emerging technological trends, including artificial intelligence; PAR's ability to add and maintain active sites, retain and manage suppliers, secure alternative suppliers, and manage inventory levels, manufacturing disruptions or logistics challenges, including shipping delays and cost increases; PAR's ability to successfully attract, develop and retain necessary qualified employees to develop and expand its business, and execute product installations and respond to customer service level needs; the protection of PAR's intellectual property; PAR's ability to retain and add integration partners, and its success in acquiring and developing relevant technology for current, new, and potential customers for its service and product offerings; macroeconomic trends, such as a recession or slowed economic growth, fluctuating interest rates, inflation, and changes in consumer confidence and discretionary spending; geopolitical events, such as effects of the Russia-Ukraine war, tensions with China and between China and Taiwan, the Israel-Hamas conflict and other hostilities in the Middle East; risks associated with PAR's international operations; the effects of global pandemics, such as COVID-19 or other public health crises; changes in estimates and assumptions PAR makes in connection with the preparation of its financial statements, or in building its business and operational plans and in executing PAR's strategies; disruptions in operations from data breaches and cyberattacks, including heightened risks due to the rapid development and adoption of artificial intelligence technologies globally; PAR's ability to maintain proper and effective internal control over financial reporting; PAR's ability to execute its business, operational plans, and strategies and manage its business continuity risks, including disruptions or delays in product assembly and fulfillment; potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and other factors, risks, trends and uncertainties that could cause PAR's actual results to differ materially from those expressed in or implied by forward-looking statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024, in this Quarterly Report, and in our other filings with the SEC. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

Assets	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$50,780	$37,369
Cash held on behalf of customers	12,558	10,170
Short-term investments	21,730	37,194
Accounts receivable – net	69,958	63,382
Inventories	25,054	23,594
Other current assets	14,205	8,890
Total current assets	194,285	180,599
Property, plant and equipment – net	15,356	15,755
Goodwill	619,632	489,654
Intangible assets – net	157,713	94,852
Lease right-of-use assets	3,627	4,083
Other assets	18,300	17,663
Total Assets	$1,008,913	$802,606
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$39,832	$29,808
Accrued salaries and benefits	14,264	19,141
Accrued expenses	11,153	10,443
Customers payable	12,558	10,170
Lease liabilities – current portion	1,201	1,366
Customer deposits and deferred service revenue	14,710	9,304
Total current liabilities	93,718	80,232
Lease liabilities – net of current portion	2,519	2,819
Long-term debt	378,155	377,647
Deferred service revenue – noncurrent	3,296	4,204
Other long-term liabilities	4,825	4,639
Total liabilities	482,513	469,541
Shareholders’ equity:
Preferred stock, $0.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 58,000,000 shares authorized, 35,439,115 and 29,386,234 shares issued, 33,973,906 and 28,029,915 outstanding at March 31, 2024 and December 31, 2023, respectively	703	584
Additional paid in capital	844,210	625,154
Accumulated deficit	(293,244)	(274,956)
Accumulated other comprehensive loss	(3,653)	(939)
Treasury stock, at cost, 1,465,209 shares and 1,356,319 shares at March 31, 2024 and December 31, 2023, respectively	(21,616)	(16,778)
Total shareholders’ equity	526,400	333,065
Total Liabilities and Shareholders’ Equity	$1,008,913	$802,606

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2024	2023
Revenues, net:
Hardware	$18,226	$26,777
Subscription service	38,379	27,965
Professional service	13,468	13,842
Contract	35,424	31,853
Total revenues, net	105,497	100,437
Costs of sales:
Hardware	14,170	22,381
Subscription service	18,594	13,925
Professional service	11,251	11,366
Contract	32,919	29,572
Total cost of sales	76,934	77,244
Gross margin	28,563	23,193
Operating expenses:
Sales and marketing	10,926	9,398
General and administrative	25,608	18,080
Research and development	15,768	14,315
Amortization of identifiable intangible assets	932	464
Adjustment to contingent consideration liability	—	(5,200)
Total operating expenses	53,234	37,057
Operating loss	(24,671)	(13,864)
Other income (expense), net	306	(59)
Interest expense, net	(1,708)	(1,667)
Loss before benefit from (provision for) income taxes	(26,073)	(15,590)
Benefit from (provision for) income taxes	7,785	(315)
Net loss	$(18,288)	$(15,905)
Net loss per share (basic and diluted)	$(0.62)	$(0.58)
Weighted average shares outstanding (basic and diluted)	29,516	27,344

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(18,288)	$(15,905)
Other comprehensive loss, net of applicable tax:
Foreign currency translation adjustments	(2,714)	(42)
Comprehensive loss	$(21,002)	$(15,947)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2023	29,386	$584	$625,154	$(274,956)	$(939)	1,356	$(16,778)	$333,065
Issuance of common stock upon the exercise of stock options	107	2	1,103	—	—	—	—	1,105
Net issuance of restricted stock awards and restricted stock units	329	4	(4)	—	—	—	—	—
Issuance of common stock for acquisition (see Note 3)	442	9	19,161	—	—	—	—	19,170
Proceeds from private placement of common stock, net of issuance costs of $5.5 million	5,175	104	194,386	—	—	—	—	194,490
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	109	(4,838)	(4,838)
Stock-based compensation	—	—	4,410	—	—	—	—	4,410
Foreign currency translation adjustments	—	—	—	—	(2,714)	—	—	(2,714)
Net loss	—	—	—	(18,288)	—	—	—	(18,288)
Balances at March 31, 2024	35,439	$703	$844,210	$(293,244)	$(3,653)	1,465	$(21,616)	$526,400

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2022	28,590	$570	$595,286	$(205,204)	$(1,365)	1,271	$(14,093)	$375,194
Issuance of common stock upon the exercise of stock options	5	—	52	—	—	—	—	52
Net issuance of restricted stock awards and restricted stock units	160	2	—	—	—	—	—	2
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	79	(2,478)	(2,478)
Stock-based compensation	—	—	3,055	—	—	—	—	3,055
Foreign currency translation adjustments	—	—	—	—	(42)	—	—	(42)
Net loss	—	—	—	(15,905)	—	—	—	(15,905)
Balances at March 31, 2023	28,755	$572	$598,393	$(221,109)	$(1,407)	1,350	$(16,571)	$359,878

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,288)	$(15,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,226	6,933
Accretion of debt in interest expense, net	508	522
Accretion of discount on held to maturity investments in interest expense, net	(397)	—
Current expected credit losses	564	489
Provision for obsolete inventory	108	88
Stock-based compensation	4,410	3,055
Adjustment to contingent consideration liability	—	(5,200)
Deferred income tax	(8,049)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,090)	(7,034)
Inventories	(1,605)	5,051
Other current assets	(4,552)	(2,512)
Other assets	(724)	752
Accounts payable	9,521	4,063
Accrued salaries and benefits	(5,160)	(7,647)
Accrued expenses	(3,376)	1,067
Customer deposits and deferred service revenue	(945)	(343)
Customers payable	2,388	216
Other long-term liabilities	(115)	(343)
Net cash used in operating activities	(23,576)	(16,748)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(166,292)	—
Capital expenditures	(45)	(823)
Capitalization of software costs	(1,385)	(481)
Proceeds from sale of held to maturity investments	18,980	24,610
Purchases of held to maturity investments	(3,119)	(25,073)
Net cash used in investing activities	(151,861)	(1,767)
Cash flows from financing activities:
Proceeds from private placement of common stock, net of issuance costs	194,490	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(4,838)	(2,478)
Proceeds from exercise of stock options	1,105	52
Net cash provided by (used in) financing activities	190,757	(2,426)
Effect of exchange rate changes on cash and cash equivalents	479	(512)
Net increase (decrease) in cash and cash equivalents and cash held on behalf of customers	15,799	(21,453)
Cash and cash equivalents and cash held on behalf of customers at beginning of period	47,539	77,533
Cash and cash equivalents and cash held on behalf of customers at end of period	$63,338	$56,080

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$50,780	$48,659
Cash held on behalf of customers	12,558	7,421
Total cash and cash equivalents and cash held on behalf of customers	$63,338	$56,080

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$340	$507
Capitalized software recorded in accounts payable	24	776
Capital expenditures in accounts payable	176	87
Common stock issued for acquisition	19,170	—

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in two segments - the Restaurant/Retail segment and the Government segment. The Restaurant/Retail segment provides leading omnichannel cloud-based software and hardware solutions to the restaurant and retail industries. Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence technologies, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies through a data-driven network with integration capabilities from point-of-sale to the kitchen, to fulfillment. Our subscription services are grouped into two categories: Engagement Cloud, which includes Punchh and Stuzo for customer loyalty and engagement and MENU for omnichannel digital ordering and delivery and Operator Cloud, which includes Brink POS for front-of-house, PAR Payment Services and PAR Pay for payments, and Data Central for back-of-house. PAR's Government segment provides technical expertise and development of advanced systems and software solutions for the U.S. Department of Defense ("DoD"), the intelligence community and other federal agencies. Additionally, we provide support services for satellite command and control, communication, and information technology systems at several DoD facilities worldwide. The Government segment has three principal contract offerings: intelligence, surveillance, and reconnaissance solutions ("ISR Solutions"), mission systems operations and maintenance ("Mission Systems"), and commercial software products for use in analytic and operational environments that leverage geospatial intelligence data ("Commercial Software"). The accompanying consolidated financial statements include the Company's accounts and those of its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements of PAR Technology Corporation and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements as promulgated by the SEC. In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim period included in this Quarterly Report. Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).
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

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents
Cash	$48,593	$37,329
Money market funds	2,187	40
Cash held on behalf of customers	12,558	10,170
Total cash and cash equivalents and cash held on behalf of customers	$63,338	$47,539

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2024. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Short-Term Investments

The carrying value of investment securities consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Short-term investments
Treasury bills and notes	$21,730	$37,194
Total short-term investments	$21,730	$37,194

The Company did not record any material gains or losses on these securities during the three months ended March 31, 2024. The estimated fair value of these securities approximated their carrying value as of March 31, 2024 and December 31, 2023.

Other Assets

Other assets include deferred implementation costs of $8.5 million and $8.8 million and deferred commissions of $3.1 million and $2.6 million at March 31, 2024 and December 31, 2023, respectively. Amortization of deferred implementation costs were $1.5 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of deferred commissions were $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

Other assets also include the cash surrender value of life insurance related to the Company’s deferred compensation plan eligible to certain employees. The funded balance is reviewed on an annual basis. The balance of the life insurance policies was $3.3 million and $3.3 million at March 31, 2024 and December 31, 2023, respectively.

Other Long-Term Liabilities

Other long-term liabilities include amounts owed to employees that participate in the Company’s deferred compensation plan. Amounts owed to employees participating in the deferred compensation plan were $1.2 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively.

Operating Expenses Presentation Changes

Beginning with the 2023 Annual Report, we have retroactively split our historical "Selling, general and administrative" financial statement line item ("FSLI"), presented in the condensed consolidated statements of operations under "Operating expenses" into two FSLIs, "Sales and marketing" and "General and administrative", to provide clearer insight into these operationally and economically different operating expenses. This split did not change our total historical operating expenses previously reported.

Related Party Transactions

During the three months ended March 31, 2023, Ronald Shaich, the sole member of Act III Management LLC ("Act III Management"), served as a strategic advisor to the Company's board of directors pursuant to a strategic advisor agreement, which terminated on June 1, 2023. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management.

As of March 31, 2024 and December 31, 2023, the Company had zero accounts payable owed to Act III Management. During the three months ended March 31, 2024 and 2023, the Company paid Act III Management zero and $0.1 million, respectively, for services performed under the strategic advisor agreement.

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2024 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition
Deferred Revenue
Deferred revenue attributable to each of the Company's reporting segments is as follows:

	March 31, 2024		December 31, 2023
	Current under one year	Non-current over one year	Current under one year	Non-current over one year
Restaurant/Retail	$12,897	$3,296	$7,250	$4,204
Government	—	—	—	—
Total	$12,897	$3,296	$7,250	$4,204

Most performance obligations greater than one year relate to service and support contracts, that the Company expects to fulfill within 36 months. The Company expects to fulfill 100% of service and support contracts within 60 months.

The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2024	2023
Beginning balance - January 1	$11,454	$13,584
Acquired deferred revenue (Note 3)	5,443	—
Recognition of deferred revenue	(6,398)	(7,550)
Deferral of revenue	5,694	7,668
Ending balance - March 31	$16,193	$13,702
The above tables exclude customer deposits of $1.8 million and $1.6 million as of the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $2.7 million and $3.1 million.

In the Government segment, the value of existing contracts at March 31, 2024, net of amounts relating to work performed to that date, was approximately $315.4 million, of which $72.0 million was funded, and at December 31, 2023, the value of existing contracts, net of amounts relating to work performed to that date, was approximately $326.0 million, of which $73.2 million was funded.

The value of existing contracts in the Government segment, net of amounts relating to work performed at March 31, 2024, is expected to be recognized as revenue over time as follows:

(in thousands)
Next 12 months	$192,342
Months 13-24	87,865
Months 25-36	16,996
Thereafter	18,223
Total	$315,426

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line for each of its reporting segments because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by contract terms and economic factors.

Disaggregated revenue is as follows:

	Three Months Ended March 31, 2024
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$18,226	$—	$—	$—
Subscription service	—	38,379	—	—
Professional service	5,726	7,742	—	—
Mission systems	—	—	—	8,247
Intelligence, surveillance, and reconnaissance solutions	—	—	—	26,756
Commercial software	—	—	234	187
Total	$23,952	$46,121	$234	$35,190

	Three Months Ended March 31, 2023
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Government point in time	Government over time
Hardware	$26,777	$—	$—	$—
Subscription service	—	27,965	—	—
Professional service	6,485	7,357	—	—
Mission systems	—	—	—	9,383
Intelligence, surveillance, and reconnaissance solutions	—	—	—	22,216
Commercial software	—	—	80	174
Total	$33,262	$35,322	$80	$31,773
Note 3 — Acquisitions

On March 8, 2024, ParTech, Inc. ("ParTech"), acquired 100% of the outstanding equity interests of Stuzo Blocker, Inc., Stuzo Holdings, LLC and their subsidiaries (collectively, “Stuzo” and such acquisition, the “Stuzo Acquisition”), a digital engagement software provider to Convenience and Fuel Retailers (C-Stores), for purchase consideration of approximately $170.5 million paid in cash (the "Cash Consideration"), subject to certain adjustments (including customary adjustments for Stuzo cash, debt, debt-like items, and net working capital), and $19.2 million paid in shares of Company common stock. 441,598 shares of common stock were issued as purchase consideration, determined using a fair value share price of $43.41. The Company acquired Stuzo to expand our footprint in the C-Stores market vertical with an industry-leading guest engagement platform serving major brands in the space.

Consideration paid in cash on the date of acquisition included $1.5 million deposited into an escrow account administered by a third party to fund potential post-closing adjustments and obligations. The balance in the escrow account was $1.5 million as of March 31, 2024.

The Company incurred acquisition expenses related to its acquisition of Stuzo of approximately $2.9 million.

The transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of March 8, 2024, the date of acquisition. The fair value determinations were based on management's best estimates and assumptions, and with the assistance of independent valuation and tax consultants. Identified preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the acquisition date) as management finalizes its procedures and net working capital adjustments are settled.

The following table presents management's preliminary purchase price allocation:

(in thousands)	Purchase price allocation
Cash	$4,244
Accounts receivable	2,208
Property and equipment	307
Developed technology	18,200
Customer relationships	39,000
Trade name and trademarks	6,600
Non-competition agreements	4,800
Prepaid and other acquired assets	774
Goodwill	132,140
Total assets	208,273
Accounts payable	317
Accrued expenses	4,459
Deferred revenue	5,443
Deferred taxes	8,349
Consideration paid	$189,705

Intangible Assets

The Company identified four acquired intangible assets in the Stuzo Acquisition: developed technology; customer relationships; the Stuzo trade name and trademarks; and non-competition agreements. The preliminary fair value of developed technology and customer relationship intangible assets were determined utilizing the “multi-period excess earnings method”, which is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a seven-year economic life and discount rate of 12.5% in determining the Stuzo developed technology intangible fair value. The Company applied a 7.0% estimated annual attrition rate and discount rate of 12.5% in determining the Stuzo customer relationships intangible preliminary fair value. The preliminary fair value of the Stuzo trade name and trademarks intangible was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings incurred from not having to pay a royalty for the use of an asset. The Company applied a fair and reasonable royalty rate of 1.0% and discount rate of 12.5% in determining the Stuzo trade name intangible preliminary fair value. The preliminary fair value of the Stuzo non-competition agreements was determined utilizing the discounted earnings method. The estimated useful life of these identifiable intangible assets was preliminarily determined to be seven years for the developed technology, twelve years for the customer relationships, indefinite for the Stuzo trade name and trademarks, and five years for the non-competition agreements.

Goodwill

Goodwill represents the excess of consideration transferred for the fair value of net identifiable assets acquired and is tested for impairment at least annually. The goodwill value represents expected synergies from the product acquired and other benefits. It is not deductible for income tax purposes.

Deferred Taxes

The Company determined the deferred tax position to be recorded at the time of the Stuzo Acquisition in accordance with ASC Topic 740, Income Taxes, resulting in recognition of $8.3 million in deferred tax liabilities for future reversing of taxable temporary differences primarily for intangible assets.

The net deferred tax liability relating to the Stuzo Acquisition was determined by the Company to provide future taxable temporary differences that allow for the Company to utilize certain previously fully reserved deferred tax assets. Accordingly, the Company recognized a reduction to its valuation allowance resulting in a net tax benefit of $8.1 million for the three months ended March 31, 2024.

Pro Forma Financial Information - unaudited

For the three months ended March 31, 2024, the Stuzo Acquisition resulted in additional revenues of $2.7 million and net income of $0.4 million.

The following table summarizes the Company's unaudited pro forma results of operations for the three months ended March 31, 2024 and 2023 as if the Stuzo Acquisition had occurred on January 1, 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Total revenue	$113,070	$110,202
Net loss	(25,186)	(8,158)
The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. These unaudited pro forma results include certain adjustments, primarily due to increases in amortization expense due to the fair value adjustments of intangible assets, acquisition related costs and the impact of income taxes on the pro forma adjustments. $2.4 million of acquisition costs have been reflected in the 2023 pro forma results.

Note 4 — Accounts Receivable, net

The Company’s net accounts receivables consist of:

(in thousands)	March 31, 2024	December 31, 2023
Government segment	$23,698	$20,703
Restaurant/Retail segment	46,260	42,679
Accounts receivable, net	$69,958	$63,382

At March 31, 2024 and December 31, 2023, the Company had current expected credit losses of $2.0 million and $1.9 million, respectively, against accounts receivable for the Restaurant/Retail segment.

Changes in the current expected credit loss for the three months ended March 31 were:

(in thousands)	2024	2023
Beginning Balance - January 1	$1,949	$2,134
Provisions	564	489
Write-offs	(557)	(110)
Ending Balance - March 31	$1,956	$2,513

Note 5 — Inventories, net

The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Finished goods	$14,973	$13,564
Work in process	234	216
Component parts	9,203	9,147
Service parts	644	667
Inventories, net	$25,054	$23,594

At March 31, 2024 and December 31, 2023, the Company had excess and obsolescence reserves of $9.1 million and $9.0 million, respectively, against inventories.

Note 6 — Identifiable Intangible Assets and Goodwill

The Company's identifiable intangible assets represent intangible assets acquired in acquisitions and software development costs. The components of identifiable intangible assets are:

(in thousands)	March 31, 2024	December 31, 2023	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$138,000	$119,800	3 - 7 years	4.80 years
Internally developed software costs	37,346	36,876	3 years	1.83 years
Customer relationships	53,510	14,510	7 - 12 years	10.50 years
Trade names	1,410	1,410	2 - 5 years	0.75 years
Non-competition agreements	4,830	30	1 - 5 years	5 years
	235,096	172,626
Impact of currency translation on intangible assets	581	1,399
Less: accumulated amortization	(94,590)	(88,259)
	141,087	85,766
Internally developed software costs not meeting general release threshold	3,826	2,886
Trademarks, trade names (non-amortizable)	12,800	6,200	Indefinite
	$157,713	$94,852

Software costs placed into service during the three months ended March 31, 2024 and 2023, were $0.5 million and $0.9 million, respectively.

The following table summarizes amortization expense for acquired developed technology and internally developed software:

	Three Months Ended March 31,
(in thousands)	2024	2023
Amortization of acquired developed technology	$4,235	$4,078
Amortization of internally developed software	1,326	1,735
Amortization of identifiable intangible assets recorded in cost of sales	5,561	5,813
Amortization expense recorded in operating expenses	932	464
Impact of foreign currency translation on intangible assets	639	(129)

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold, is as follows:

(in thousands)
2024, remaining	$21,973
2025	28,541
2026	25,665
2027	21,900
2028	12,323
Thereafter	30,685
Total	$141,087

Goodwill carried by the Restaurant/Retail and Government segments is as follows:

(in thousands)	2024	2023
Beginning balance - January 1	$489,654	$486,762
Stuzo Acquisition	132,140	—
Foreign currency translation	(2,162)	321
Ending balance - March 31	$619,632	$487,083
Note 7 — Debt

The following table summarizes information about the net carrying amounts of long-term debt as of March 31, 2024:

(in thousands)	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$120,000	$265,000	$385,000
Unamortized debt issuance cost	(1,628)	(5,217)	(6,845)
Total notes payable	$118,372	$259,783	$378,155

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2023:

(in thousands)	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$120,000	$265,000	$385,000
Unamortized debt issuance cost	(1,811)	(5,542)	(7,353)
Total notes payable	$118,189	$259,458	$377,647
The following table summarizes interest expense recognized on the long-term debt:

	Three Months Ended March 31,
(in thousands)	2024	2023
Contractual interest expense	$1,856	$2,011
Accretion of debt in interest expense	508	522
Total interest expense	$2,364	$2,533

The following table summarizes the future principal payments as of March 31, 2024:

(in thousands)
2024, remaining	$—
2025	—
2026	120,000
2027	265,000
2028	—
Thereafter	—
Total	$385,000
Note 8 — Common Stock

In connection with, and to partially fund the Cash Consideration related to the Stuzo Acquisition, on March 7, 2024, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with funds and accounts advised by T. Rowe Price Investment Management, Inc., ADW Capital, Voss Capital, Greenhaven Road Capital, Jane Street, Progeny 3, Fund 1 Investments LLC, Newtyn Capital, Ghisallo Capital Management and Burkehill Global Management (collectively, the “Purchasers”) to raise approximately $200 million through a private placement of PAR common stock. Pursuant to the Purchase Agreement, PAR issued and sold 5,174,638 shares of its common stock at a 10% discount to the Purchasers for a gross purchase price of approximately $200 million ($38.65 per share). Net proceeds from the Purchase Agreement were approximately $194.4 million, net of issuance costs of $5.5 million.

On January 2, 2024, the Company entered into a consulting agreement with PAR Act III, LLC ("PAR Act III") pursuant to which PAR Act III will provide the Company with strategic consulting, merger and acquisition technology due diligence, and other professional and expert services that may be requested from time to time by the Company’s Chief Executive Officer through April 8, 2026. In consideration for the services provided under the consulting agreement, the Company amended its common stock purchase warrant issued to PAR Act III on April 8, 2021 (the "Warrant") to extend the termination date of the Warrant to April 8, 2028, subject to the consulting agreement remaining in effect through April 8, 2026.

The issuance date fair value of the Warrant extension was determined to be $4.5 million based on using the Black-Scholes model with the following assumptions as of January 2, 2024:

	Original Warrant	Modified Warrant
Expected term	2.25 years	4.25 years
Risk free interest rate	4.33%	3.93%
Expected volatility	55.01%	63.39%
Expected dividend yield	None	None
Fair value (per warrant)	$7.36	$16.21

In connection with the Company's March 2024 offering of its common stock, as a result of anti-dilution provisions of the Warrant, an additional 6,312 shares of common stock are available for purchase under the Warrant, at an exercise price of $74.96 per share. 100% of the shares available for purchase under the Warrant are exercisable at the exercise price of $74.96 per share.

The Warrant is accounted for as stock-based compensation to non-employees pursuant to ASC Topic 718, Stock Compensation, by way of ASC Topic 815, Derivatives and Hedging, due to the Warrant extension being in exchange for consulting services. The issuance date fair value of the Warrant extension of $4.5 million will be recognized as stock based compensation expense ratably over the requisite service period for the Warrant extension ending April 8, 2026.
Note 9 — Stock-Based Compensation

Stock-based compensation expense, net of forfeitures of $0.7 million and $0.1 million, was $4.4 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, the aggregate unrecognized compensation expense related to unvested equity awards was $35.5 million, which is expected to be recognized as compensation expense in fiscal years 2024 through 2027.

A summary of stock option activity for the three months ended March 31, 2024 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2024	920	$13.04
Exercised	(107)	10.29
Canceled/forfeited	(11)	9.94
Outstanding at March 31, 2024	802	$13.46

A summary of unvested restricted stock units activity for the three months ended March 31, 2024 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2024	839	$35.83
Granted	429	48.81
Vested	(329)	32.88
Canceled/forfeited	(110)	34.88
Outstanding at March 31, 2024	829	$44.38
A total of 330,000 shares of Company common stock are available for purchase under the Company's 2021 Employee Stock Purchase Plan ("ESPP"), subject to adjustment as provided for in the ESPP. As of March 31, 2024, no shares of common stock were purchased.
Note 10 — Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At March 31, 2024, there were 802,000 anti-dilutive stock options outstanding compared to 1,021,000 as of March 31, 2023. At March 31, 2024 there were 829,000 anti-dilutive restricted stock units compared to 634,000 as of March 31, 2023.
Note 11 — Commitments and Contingencies

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

Information as to the Company’s segments is set forth in the tables below:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues:
Restaurant/Retail	$70,073	$68,584
Government	35,424	31,853
Total	$105,497	$100,437

Operating (loss) income:
Restaurant/Retail	$(26,965)	$(16,146)
Government	2,294	2,282
Total	(24,671)	(13,864)
Other income (expense), net	306	(59)
Interest expense, net	(1,708)	(1,667)
Loss before benefit from (provision for) income taxes	$(26,073)	$(15,590)

Depreciation, amortization and accretion:
Restaurant/Retail	$7,615	$7,340
Government	119	115
Total	$7,734	$7,455

Capital expenditures including software costs:
Restaurant/Retail	$1,503	$2,037
Government	127	130
Total	$1,630	$2,167

Revenues by country:
United States	$99,957	$95,437
International	5,540	5,000
Total	$105,497	$100,437

The following table represents assets by reporting segment:

(in thousands)	March 31, 2024	December 31, 2023
Restaurant/Retail	$894,236	$694,568
Government	29,469	24,475
Other	85,208	83,563
Total	$1,008,913	$802,606

The following table represents assets by country based on the location of the assets:

(in thousands)	March 31, 2024	December 31, 2023
United States	$978,952	$767,894
International	29,961	34,712
Total	$1,008,913	$802,606

The following table represents goodwill by reporting segment:

(in thousands)	March 31, 2024	December 31, 2023
Restaurant/Retail	$618,896	$488,918
Government	736	736
Total	$619,632	$489,654

Customers comprising 10% or more of the Company’s total revenues by reporting segment are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Restaurant/Retail reporting segment:
Yum! Brands, Inc.	8%	10%
Government reporting segment:
U.S. Department of Defense	34%	32%
All Others	58%	58%
	100%	100%

No other customer within "All Others" represented 10% or more of the Company’s total revenue for the three months ended March 31, 2024 or 2023.
Note 13 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of March 31, 2024 and December 31, 2023 were considered representative of their fair values because of their short-term nature. Debt instruments are recorded at principal amount net of unamortized debt issuance cost and discount (refer to "Note 7 - Debt" for additional information). The estimated fair value of the 2.875% Convertible Senior Notes due 2026 (the "2026 Notes") and 1.50% Convertible Senior Notes due 2027 (the "2027 Notes") at March 31, 2024 was $149.1 million and $244.2 million respectively. The estimated fair value of the 2026 Notes and 2027 Notes at December 31, 2023 was $145.6 million and $236.1 million respectively. The valuation techniques used to determine the fair value of the Company's long-term debt are classified in Level 2 of the fair value hierarchy as they are derived from broker quotations.

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

The cash surrender value of the life insurance policy was $3.3 million and $3.3 million at March 31, 2024 and December 31, 2023, respectively, and is included in other assets on the condensed consolidated balance sheets. Amounts owed to employees participating in the deferred compensation plan at March 31, 2024 were $1.2 million compared to $1.4 million at December 31, 2023 and are included in other long-term liabilities on the condensed consolidated balance sheets.

The Company uses a Monte Carlo simulation of a discounted cash flow model to determine the fair value of the earn-out liability associated with the acquisition of MENU Technologies AG (the "MENU Acquisition"). Significant inputs used in the simulation are not observable in the market and thus the liability represents a Level 3 fair value measurement as defined in ASC 820. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date will be reflected as cash used in financing activities in the Company's condensed consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date will be reflected as cash used in operating activities.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended March 31:

(in thousands)	2024	2023
Balance at January 1	$600	$9,800
Change in fair value of contingent consideration	—	(5,200)
Balance at March 31	$600	$4,600

The balance of the fair value of the liability was recorded within "Accrued expenses" in the condensed consolidated balance sheets. The change in fair value of contingent consideration was recorded within "Adjustment to contingent consideration liability" in the condensed consolidated statements of operations.

The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration as of March 31, 2024 and December 31, 2023:

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included under "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report and our audited consolidated financial statements and the notes thereto included under "Part II, Item 8. Financial Statements and Supplementary Data" of the 2023 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under "Forward-Looking Statements".
OVERVIEW

Q1 2024 Performance Highlights

•Annual Recurring Revenues ("ARR") grew to $185.7 million - representing total growth of 60.2% and organic growth of 24.8% from $115.9 million reported as of March 31, 2023.

•Active sites expansion
◦Engagement Cloud active sites expanded to 92.7 thousand - a 36.2% increase from the 68.1 thousand reported as of March 31, 2023.
◦Operator Cloud active sites expanded to 27.0 thousand - a 20.7% increase from the 22.4 thousand reported as of March 31, 2023.

Q1 2024 Corporate Development Highlights

•Private Placement of Common Stock: In connection with, and to partially fund the Stuzo Acquisition, on March 7, 2024, the Company issued and sold 5,174,638 shares of its common stock at $38.65 per share. Net proceeds from the private placement were approximately $194.4 million, net of issuance costs of $5.5 million.

•Stuzo Acquisition: On March 8, 2024, the Company acquired Stuzo, a digital engagement software provider to Convenience and Fuel Retailers (C-Stores), for approximately $190 million. The purchase consideration was approximately $170.5 million paid in cash, subject to certain adjustments (including customary adjustments for Stuzo cash, debt, debt-like items, and net working capital), and $19.2 million paid in shares of Company common stock. The acquisition of Stuzo contributed $41.0 million in ARR and 20.7 thousand active sites included within Engagement Cloud as of March 31, 2024.

•TASK Announcement: On March 8, 2024, the Company and TASK Group Holdings Limited, an Australian public company limited by shares and listed on the Australian Securities Exchange (“TASK”), entered into a Scheme Implementation Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company will acquire all TASK ordinary shares pursuant to a court-approved scheme of arrangement under Part 5.1 of Australia’s Corporations Act 2001. TASK is an Australia-based global food service transaction platform, that offers international unified commerce solutions, including interactive customer engagement and seamless integration, tailored for major brands worldwide. The acquisition of TASK is expected to contribute $40.0 million in ARR based on figures reported as of September 30, 2023. The closing of the TASK Transaction is expected to occur in the third quarter of 2024, subject to the satisfaction or waiver of certain conditions.

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including ARR, active sites, and adjusted subscription service gross margin, used by us to evaluate Restaurant/Retail segment performance.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2024	2023	2024	2023	2024 vs 2023
Revenues, net:
Hardware	$18,226	$26,777	17.3%	26.7%	(31.9)%
Subscription service	38,379	27,965	36.4%	27.8%	37.2%
Professional service	13,468	13,842	12.8%	13.8%	(2.7)%
Contract	35,424	31,853	33.6%	31.7%	11.2%
Total revenues, net	$105,497	$100,437	100.0%	100.0%	5.0%

Gross margin
Hardware	$4,056	$4,396	3.8%	4.4%	(7.7)%
Subscription service	19,785	14,040	18.8%	14.0%	40.9%
Professional service	2,217	2,476	2.1%	2.5%	(10.5)%
Contract	2,505	2,281	2.4%	2.3%	9.8%
Total gross margin	$28,563	$23,193	27.1%	23.1%	23.2%

Operating expenses:
Sales and marketing	$10,926	$9,398	10.4%	9.4%	16.3%
General and administrative	25,608	18,080	24.3%	18.0%	41.6%
Research and development	15,768	14,315	14.9%	14.3%	10.2%
Amortization of identifiable intangible assets	932	464	0.9%	0.5%	100.9%
Adjustment to contingent consideration liability	—	(5,200)	—%	(5.2)%	(100.0)%
Total operating expenses	$53,234	$37,057	50.5%	36.9%	43.7%

Operating loss	$(24,671)	$(13,864)	(23.4)%	(13.8)%	78.0%
Other income (expense), net	306	(59)	0.3%	(0.1)%	(618.6)%
Interest expense, net	(1,708)	(1,667)	(1.6)%	(1.7)%	2.5%
Loss before benefit from (provision for) income taxes	(26,073)	(15,590)	(24.7)%	(15.5)%	67.2%
Benefit from (provision for) income taxes	7,785	(315)	7.4%	(0.3)%	(2571.4)%
Net loss	$(18,288)	$(15,905)	(17.3)%	(15.8)%	15.0%

Segment Revenue by Product Line as Percentage of Total Revenue

	Three Months Ended March 31,
			Percentage of total revenue		Increase (decrease)
in thousands	2024	2023	2024	2023	2024 vs 2023
Hardware	$18,226	$26,777	17.3%	26.7%	(31.9)%
Subscription service	38,379	27,965	36.4%	27.8%	37.2%
Professional service	13,468	13,842	12.8%	13.8%	(2.7)%
Total Restaurant/Retail	70,073	68,584	66.4%	68.3%	2.2%

Mission systems	8,247	9,383	7.8%	9.3%	(12.1)%
ISR solutions	26,756	22,216	25.4%	22.1%	20.4%
Commercial software	421	254	0.4%	0.3%	65.7%
Total Government	35,424	31,853	33.6%	31.7%	11.2%

Total revenue	$105,497	$100,437	100.0%	100.0%	5.0%

Revenues, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2024	2023	2024	2023	2024 vs 2023
Hardware	$18,226	$26,777	17.3%	26.7%	(31.9)%
Subscription service	38,379	27,965	36.4%	27.8%	37.2%
Professional service	13,468	13,842	12.8%	13.8%	(2.7)%
Contract	35,424	31,853	33.6%	31.7%	11.2%
Total revenues, net	$105,497	$100,437	100.0%	100.0%	5.0%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Total revenues were $105.5 million for the three months ended March 31, 2024, an increase of $5.1 million or 5.0% compared to $100.4 million for the three months ended March 31, 2023.

Hardware revenues were $18.2 million for the three months ended March 31, 2024, a decrease of $8.6 million or 31.9% compared to $26.8 million for the three months ended March 31, 2023. The decrease was substantially driven by decreases in hardware revenues from terminals of $3.2 million, peripherals (scanners, printers, payment devices) of $2.8 million, and kitchen display systems of $1.3 million, all substantially driven by the timing of enterprise customer hardware refreshes and the timing of the Company's market launch of its next generation PAR terminal and headset.

Subscription service revenues were $38.4 million for the three months ended March 31, 2024, an increase of $10.4 million or 37.2% compared to $28.0 million for the three months ended March 31, 2023. The increase was substantially driven by increased subscription service revenues from our Operator Cloud services of $5.9 million driven by a 20.7% increase in active sites and a 22.2% increase in average revenue per site, and from our Engagement Cloud services of $4.5 million, primarily driven by $2.7 million of post acquisition revenues from the Stuzo Acquisition. The residual increase of $1.8 million from our Engagement Cloud services was driven by a 5.8% organic increase in active sites and a 7.5% organic increase in average revenue per site.

Professional service revenues were $13.5 million for the three months ended March 31, 2024, a decrease of $0.4 million or 2.7% from $13.8 million for the three months ended March 31, 2023. The decrease was substantially driven by a $1.3 million decrease in hardware repair services and field operations, partially offset by a $1.0 million increase in installation services.

Contract revenues were $35.4 million for the three months ended March 31, 2024, an increase of $3.6 million or 11.2% compared to $31.9 million for the three months ended March 31, 2023. The increase was substantially driven by the Government segment's ISR Solutions product line revenues due to continued Counter-small Unmanned Aircraft System tasks orders.

Gross Margin

	Three Months Ended March 31,		Gross Margin Percentage
in thousands	2024	2023	2024	2023	2024 vs 2023
Hardware	$4,056	$4,396	22.3%	16.4%	5.9%
Subscription service	19,785	14,040	51.6%	50.2%	1.4%
Professional service	2,217	2,476	16.5%	17.9%	(1.4)%
Contract	2,505	2,281	7.1%	7.2%	(0.1)%
Total gross margin	28,563	23,193	27.1%	23.1%	4.0%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Total gross margin as a percentage of revenue for the three months ended March 31, 2024, increased to 27.1% as compared to 23.1% for the three months ended March 31, 2023.

Hardware margin as a percentage of hardware revenue for the three months ended March 31, 2024, increased to 22.3% as compared to 16.4% for the three months ended March 31, 2023. The increase in margin was substantially driven by improved inventory management resulting in lower excess and obsolescent inventory charges during the three months ended March 31, 2024.

Subscription service margin as a percentage of subscription service revenue for the three months ended March 31, 2024, increased to 51.6% as compared to 50.2% for the three months ended March 31, 2023. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs for our Operator Cloud offerings as well as improved margins stemming from Stuzo's post-acquisition operations. Subscription service margin for the three months ended March 31, 2024, included $5.4 million of amortization of acquired and internally developed technology compared to $5.7 million of amortization of acquired and internally developed technology for the three months ended March 31, 2023. Excluding the amortization of acquired and internally developed technology, adjusted subscription service gross margin was 66% compared to 71% for the three months ended March 31, 2024 and 2023, respectively, primarily driven by higher maintenance and support costs for our Engagement Cloud offerings (refer to "Non-GAAP Financial Measures" below for important information regarding adjusted subscription service gross margin, a non-GAAP financial measure).

Professional service margin as a percentage of professional service revenue for the three months ended March 31, 2024, decreased to 16.5% as compared to 17.9% for the three months ended March 31, 2023. The decrease was substantially driven by a decrease in margin for hardware service repair, partially offset by an increase in margin for field operations.

Contract margin as a percentage of contract revenue for the three months ended March 31, 2024, was relatively unchanged at 7.1% as compared to 7.2% for the three months ended March 31, 2023.

Sales and Marketing Expense ("S&M")

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2024	2023	2024	2023	2024 vs 2023
Sales and marketing	$10,926	$9,398	10.4%	9.4%	16.3%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

S&M expenses were $10.9 million for the three months ended March 31, 2024, an increase of $1.5 million or 16.3% compared to $9.4 million for the three months ended March 31, 2023. The increase was substantially driven by $0.8 million of higher compensation costs for salaries, bonus, and commissions, $0.3 million in purchased services for marketing events, and $0.2 million of severance as we continue to support the growth of our business.

General and Administrative Expense ("G&A")

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2024	2023	2024	2023	2024 vs 2023
General and administrative	$25,608	$18,080	24.3%	18.0%	41.6%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

G&A expenses were $25.6 million for the three months ended March 31, 2024, an increase of $7.5 million or 41.6% compared to $18.1 million for the three months ended March 31, 2023. The increase was substantially driven by a $4.4 million increase in costs related to transaction due diligence. The residual increase of $3.1 million was driven by higher compensation costs for salaries and bonuses of $1.9 million, stock-based compensation of $0.7 million, and severance of $0.5 million as we continue to efficiently support the growth of our business.

Research and Development Expenses ("R&D")

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2024	2023	2024	2023	2024 vs 2023
Research and development	$15,768	$14,315	14.9%	14.3%	10.2%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

R&D expenses were $15.8 million for the three months ended March 31, 2024, an increase of $1.5 million or 10.2% compared to $14.3 million for the three months ended March 31, 2023. The increase was substantially driven by an increase in R&D expense of $0.6 million driven by post-acquisition Stuzo R&D expenses and a $0.3 million increase in severance costs. The residual increase of $0.6 million was substantially driven by increases in R&D expense for our Operator Cloud offerings of $0.3 million and hardware offerings of $0.3 million, both driven by higher compensation costs for salaries and bonuses as we continue to improve and diversify our product and service offerings.

Other Operating Expenses

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2024	2023	2024	2023	2024 vs 2023
Amortization of identifiable intangible assets	$932	$464	0.9%	0.5%	100.9%
Adjustment to contingent consideration liability	—	(5,200)	—%	(5.2)%	(100.0)%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Amortization of identifiable intangible assets was $0.9 million for the three months ended March 31, 2024, an increase of $0.5 million as compared to $0.5 million for the three months ended March 31, 2023.

Included in operating expenses for the three months ended March 31, 2023, was a $5.2 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition. There was no comparable decrease to expense for the three months ended March 31, 2024.

Other Income (Expense), Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2024	2023	2024	2023	2024 vs 2023
Other income (expense), net	$306	$(59)	0.3%	(0.1)%	(618.6)%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Other income (expense), net was $0.3 million for the three months ended March 31, 2024, a decrease of $0.4 million compared to $(0.1) million for the three months ended March 31, 2023. Other income (expense), net substantially includes rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. The change was substantially driven by sales and use tax expense and other miscellaneous expenses.

Interest Expense, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2024	2023	2024	2023	2024 vs 2023
Interest expense, net	$(1,708)	$(1,667)	(1.6)%	(1.7)%	2.5%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Interest expense, net was relatively unchanged at $1.7 million for the three months ended March 31, 2024 as compared to $1.7 million for the three months ended March 31, 2023.

Taxes

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
in thousands	2024	2023	2024	2023	2024 vs 2023
Benefit from (provision for) income taxes	$7,785	$(315)	7.4%	(0.3)%	(2571.4)%

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Benefit from (provision for) income taxes was $7.8 million for the three months ended March 31, 2024, a decrease of $8.1 million as compared to $(0.3) million for the three months ended March 31, 2023. The change was substantially driven by a reduction of the Company’s valuation allowance which resulted from the establishment of deferred tax liabilities related to the Stuzo Acquisition.

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

ARR is the annualized revenue from our subscription services, which includes subscription fees for our SaaS solutions and related support, managed platform development services, and transaction-based fees for payment processing services. We generally calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR is an operating measure, it does not reflect our revenue determined in accordance with GAAP, and ARR should be viewed independently of, and not combined with or substituted for, our revenue and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results.

Active sites represent locations active on our subscription services as of the last day of the respective reporting period.

Starting with this Quarterly Report, our key performance indicators ARR and active sites are presented as two subscription service product lines: Engagement Cloud (Punchh, Stuzo, and MENU) and Operator Cloud (Brink POS, PAR Payment Services, PAR Pay, and Data Central). Our subscription service product lines were adjusted to align with how management views our business after the Stuzo Acquisition.

Annual Recurring Revenue

	As of March 31,		Increase (decrease)
In thousands	2024	2023	2024 vs 2023
Engagement Cloud*	107,161	59,357	80.5%
Operator Cloud	78,503	56,541	38.8%
Total	$185,664	$115,898	60.2%
*Engagement Cloud ARR includes Stuzo ARR only in the three months ended March 31, 2024.

Active Sites

	As of March 31,		Increase (decrease)
In thousands	2024	2023	2024 vs 2023
Engagement Cloud*	92.7	68.1	36.2%
Operator Cloud	27.0	22.4	20.7%
*Engagement Cloud active sites includes Stuzo active sites only in the three months ended March 31, 2024.

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

	Three Months Ended March 31,
in thousands	2024	2023
Reconciliation of Net Loss to EBITDA and Adjusted EBITDA
Net loss	$(18,288)	$(15,905)
(Benefit from) provision for income taxes	(7,785)	315
Interest expense, net	1,708	1,667
Depreciation and amortization	7,226	6,933
EBITDA	$(17,139)	$(6,990)
Stock-based compensation expense (1)	4,410	3,055
Contingent consideration (2)	—	(5,200)
Transaction costs (3)	4,412	—
Severance (4)	1,434	253
Other (income) expense, net (5)	(306)	59
Adjusted EBITDA	$(7,189)	$(8,823)

1	Adjustments reflect stock-based compensation expense of $4.4 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively.
2	Adjustment reflects a non-cash reduction to the fair market value of the contingent consideration liability related to the MENU Acquisition.
3	Adjustment reflects non-recurring professional fees incurred in transaction due diligence, including acquisition costs associated with the Stuzo Acquisition and costs incurred with the planned acquisition of TASK.
4
Adjustment reflects the severance included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense of $1.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

5	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other (income) expense, net, in the accompanying statements of operations.

in thousands, except per share amounts	Three Months Ended March 31,
Reconciliation of Net Loss/Diluted Net Loss per Share to Adjusted Net Loss/Adjusted Diluted Net Loss per Share:	2024		2023
Net loss/diluted net loss per share	$(18,288)	$(0.62)	$(15,905)	$(0.58)
Benefit from income taxes (1)	(8,105)	(0.27)	—	—
Non-cash interest expense (2)	508	0.02	522	0.02
Acquired intangible assets amortization (3)	5,167	0.18	4,564	0.17
Stock-based compensation expense (4)	4,410	0.15	3,055	0.11
Contingent consideration (5)	—	—	(5,200)	(0.19)
Transaction costs (6)	4,412	0.15	—	—
Severance (7)	1,434	0.05	253	0.01
Other (income) expense, net (8)	(306)	(0.01)	59	—
Adjusted net loss/adjusted diluted net loss per share	$(10,768)	$(0.36)	$(12,652)	$(0.46)

Adjusted weighted average common shares outstanding	29,516		27,344

1	Adjustment reflects a partial release of our deferred tax asset valuation allowance of $8.1 million resulting from the Stuzo Acquisition. The income tax effect of the below adjustments were not tax-effected due to the valuation allowance on all of our net deferred tax assets.
2	Adjustment reflects non-cash amortization of issuance costs related to the Company's long-term debt of $0.5 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
3
Adjustment reflects amortization expense of acquired developed technology included within cost of sales of $4.3 million and $4.1 million for the three months ended March 31, 2024 and 2023, respectively; and amortization expense of acquired intangible assets of $0.9 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

4	Adjustment reflects stock-based compensation expense of $4.4 million and $3.1 million for the three months ended March 31, 2024 and 2023, respectively.
5	Adjustment reflects a non-cash reduction to the fair market value of the contingent consideration liability related to the MENU Acquisition.
6	Adjustment reflects non-recurring professional fees incurred in transaction due diligence, including acquisition costs associated with the Stuzo Acquisition and costs incurred with the planned acquisition of TASK.
7
Adjustment reflects the severance included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense of $1.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

8	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other (income) expense, net, in the accompanying statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and short-term investments. As of March 31, 2024, we had cash and cash equivalents of $50.8 million and short-term investments of $21.7 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds. Short-term investments are held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost.

Cash used in operating activities was $23.6 million for the three months ended March 31, 2024, compared to $16.7 million for the three months ended March 31, 2023. Cash used for the three months ended March 31, 2024 was substantially driven by a net loss from operations of $18.3 million, net of non-cash charges of $4.4 million, and additional net working capital requirements substantially driven by an increase in accounts receivable of $5.1 million resulting from revenue growth.

Cash used in investing activities was $151.9 million for the three months ended March 31, 2024 compared to $1.8 million for the three months ended March 31, 2023. Investing activities during the three months ended March 31, 2024 included $166.3 million of cash consideration in connection with the Stuzo Acquisition (net of cash acquired), capital expenditures of $1.4 million for developed technology costs associated with our Restaurant/Retail software platforms, partially off-set by $15.9 million of proceeds from net sales of short-term held-to-maturity investments.

Cash provided by financing activities was $190.8 million for the three months ended March 31, 2024, compared to cash used in financing activities of $2.4 million for the three months ended March 31, 2023. Cash provided by financing activities during the three months ended March 31, 2024 was substantially driven by a private placement of common stock of $194.5 million (net of issuance costs), refer to "Note 8 – Common Stock" of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements and Supplementary Data" of this Quarterly Report for additional information. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $31.4 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $22.8 million, principal and interest payments on long-term debt of $7.4 million and facility lease obligations of $1.2 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

Our non-current contractual obligations are $410.2 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $8.3 million, interest payments of $13.7 million and principal payments of $385.0 million related to long-term debt, and facility leases of $3.0 million. Refer to “Note 7 – Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements and Supplementary Data" of this Quarterly Report for additional information.

Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development and acquisition integration efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in this "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and in the 2023 Annual Report and our other filings with the SEC.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Significant items subject to these estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, the carrying amount of property, plant, and equipment including right-to-use assets and liabilities, identifiable intangible assets and goodwill, valuation allowances for receivables, valuation of excess and obsolete inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends. Refer to "Part II, Item 1A. Risk Factors" of this Quarterly Report for additional information. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our 2023 Annual Report.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of March 31, 2024, the impact of foreign currency exchange rate changes on our revenues and net income (loss) was not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of March 31, 2024, we had $120.0 million, and $265.0 million in aggregate principal amount outstanding on the 2026 Notes and the 2027 Notes, respectively.

We carry the long-term debt at face value less amortized debt issuance costs on the condensed consolidated balance sheets. Since the long-term debt bears interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the long-term debt changes when the market price of our common stock fluctuates or interest rates change.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify changes that occurred in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information in “Note 11 – Commitments and Contingencies” of the notes to the financial statements "Part I, Item 1. Financial Statements" is incorporated herein by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

The risks described in the “Part I, Item 1A. Risk Factors” section of our 2023 Annual Report could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. The Risk Factors section in our 2023 Annual Report remains current in all material respects. Refer also to the other information set forth in this Quarterly Report, including in the Forward-Looking Statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements sections.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended March 31, 2024, 108,890 shares were withheld.

The table below presents information regarding the Company's purchases of its common stock for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
January 1, 2024 - January 31, 2024	—	$—
February 1, 2024 - February 29, 2024	27,484	$48.69
March 1, 2024 - March 31, 2024	81,406	$43.01
Total	108,890	$44.45

Item 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
2.1	Purchase Agreement, dated March 8, 2024, PAR Technology Corporation, ParTech, Inc., the persons identified as Company Sellers on the signature pages thereto, Longshore Capital Fund I, L.P., a Delaware limited partnership, and Longshore Capital Management, LLC, a Delaware limited liability company, in its capacity as the Seller Representative.	Form 8-K (File No.001-09720)	2.1	3/11/2024
2.2	Scheme Implementation Agreement, dated March 9, 2024, by and between PAR Technology Corporation and TASK Group Holdings Limited.	Form 8-K (File No.001-09720)	2.2	3/11/2024
3.1	Restated Certificate of Incorporation, as currently in effect	Form 10-Q (File No. 001-09720)	3.1	11/9/2022
3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.1	2/14/2024
10.1	Separation Letter, dated February 9, 2024, to Raju Malhotra			Filed herewith
10.2	Securities Purchase Agreement, dated March 7, 2024, between PAR Technology Corporation and the purchasers identified therein.	Form 8-K (File No.001-09720)	10.1	3/11/2024
10.3	Registration Rights Agreement, dated March 8, 2024, between PAR Technology Corporation and the purchasers identified therein.	Form 8-K (File No.001-09720)	10.2	3/11/2024
10.4	Amendment to the Amended and Restated Employment Letter between PAR Technology Corporation and Savneet Singh, dated March 25, 2024	Form 8-K (File No.001-09720)	10.1	3/28/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	May 9, 2024	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)