Form 10-Q
period 2024-06-30
PAR TECHNOLOGY CORP
filed 2024-08-08
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024
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

As of August 6, 2024, 36,283,935 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

“PAR®,” “Brink POS®,” “Punchh®,” “MENUTM,” “Data Central®,” "Open Commerce®,” "PAR® Pay”, “PAR® Payment Services”, "StuzoTM," "PAR RetailTM," and other trademarks identifying our products and services appearing in this Quarterly Report belong to us. This Quarterly Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

Unless the context indicates otherwise, references in this Quarterly Report to "we," "us," "our," the "Company," and "PAR" mean PAR Technology Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR's future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “believe,” “could”, “continue,” “expect,” “estimate,” “future”, “may,” “will,” “would,” and similar expressions.

Forward-looking statements are based on management's current expectations and assumptions and are inherently uncertain. Actual results and outcomes could differ materially from those expressed in or implied by forward-looking statements, including statements relating to and PAR's expectations regarding:
•the plans, strategies and objectives of management for future operations, including PAR’s service and product offerings, its go-to-market strategies and the expected development, demand, performance, market share, or competitive performance of its products and services;
•PAR's ability to achieve and sustain profitability;
•projections of net revenue, margins, expenses, cash flows, or other financial items;
•PAR's annual recurring revenue, active sites, subscription service margins, net loss, net loss per share, and other key performance indicators and non-GAAP financial measures;
•PAR's expectations about the availability and terms of product and component supplies for our hardware;
•the timing and expected benefits of acquisitions, divestitures, and capital markets transactions;
•PAR’s human capital strategies and engagement;
•current or future macroeconomic trends or geopolitical events and the impact of those trends and events on PAR and its business, financial condition, and results of operations;
•claims, disputes, or other litigation matters; and
•assumptions underlying any of the foregoing.

Factors, risks, trends, and uncertainties that could cause PAR’s actual results to differ materially from those expressed in or implied by forward-looking statements include:
•PAR's ability to successfully develop or acquire and transition new products and services and enhance existing products and services to meet evolving customer needs and respond to emerging technological trends, including artificial intelligence;
•PAR's ability to add and maintain active sites, retain and manage suppliers, secure alternative suppliers, and manage inventory levels, navigate manufacturing disruptions or logistics challenges, shipping delays and shipping costs;
•the effects, costs and timing of acquisitions, divestitures, and capital markets transactions;
•PAR's ability to integrate acquisitions into its operations and the timing, complexity and costs associated therewith, including the acquisitions of Stuzo Holdings, LLC and TASK Group Holdings Limited;
•macroeconomic trends, such as a recession or slowed economic growth, fluctuating interest rates, inflation, and changes in consumer confidence and discretionary spending;
•geopolitical events, such as effects of the Russia-Ukraine war, tensions with China and between China and Taiwan, the Israel-Hamas conflict, other hostilities in the Middle East, and political and regulatory uncertainty relating to the 2024 presidential election in the United States;
•PAR's ability to successfully attract, develop and retain necessary qualified employees to develop and expand its business, execute product installations and respond to customer service level needs;
•the protection of PAR's intellectual property;
•PAR's ability to retain and add integration partners, and its success in acquiring and developing relevant technology for current, new, and potential customers for its service and product offerings;
•risks associated with PAR's international operations;
•PAR’s ability to generate sufficient cash flow or access additional financing sources as needed to repay its outstanding debts, including amounts owed under outstanding convertible notes and its credit facility;
•the effects of global pandemics, such as COVID-19 or other public health crises;
•changes in estimates and assumptions PAR makes in connection with the preparation of its financial statements, or in building its business and operational plans and in executing PAR's strategies;

•disruptions in operations from data breaches and cyberattacks, including heightened risks due to the rapid development and adoption of artificial intelligence technologies globally;
•PAR's ability to maintain proper and effective internal control over financial reporting;
•PAR's ability to execute its business, operational plans, and strategies and manage its business continuity risks, including disruptions or delays in product assembly and fulfillment;
•potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and
•other factors, risks, trends and uncertainties disclosed in our filings with the Securities and Exchange Commission ("SEC"), particularly those listed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

Assets	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$114,928	$37,183
Cash held on behalf of customers	12,804	10,170
Short-term investments	27,527	37,194
Accounts receivable – net	50,203	42,679
Inventories	25,526	23,560
Other current assets	9,427	8,123
Current assets of discontinued operations	6,382	21,690
Total current assets	246,797	180,599
Property, plant and equipment – net	14,452	15,524
Goodwill	623,875	488,918
Intangible assets – net	148,292	93,969
Lease right-of-use assets	4,740	3,169
Other assets	17,689	17,642
Noncurrent assets of discontinued operations	839	2,785
Total Assets	$1,056,684	$802,606
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,682	$25,599
Accrued salaries and benefits	13,954	14,128
Accrued expenses	4,047	3,533
Customers payable	12,804	10,170
Lease liabilities – current portion	1,288	1,120
Customer deposits and deferred service revenue	14,294	9,304
Current liabilities of discontinued operations	2,033	16,378
Total current liabilities	79,102	80,232
Lease liabilities – net of current portion	3,540	2,145
Long-term debt	378,672	377,647
Deferred service revenue – noncurrent	2,876	4,204
Other long-term liabilities	4,173	3,603
Noncurrent liabilities of discontinued operations	—	1,710
Total liabilities	468,363	469,541
Shareholders’ equity:
Preferred stock, $0.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 116,000,000 shares authorized, 35,574,128 and 29,386,234 shares issued, 34,104,235 and 28,029,915 outstanding at June 30, 2024 and December 31, 2023, respectively	705	584
Additional paid in capital	852,406	625,154
Accumulated deficit	(239,054)	(274,956)
Accumulated other comprehensive loss	(3,908)	(939)
Treasury stock, at cost, 1,469,893 shares and 1,356,319 shares at June 30, 2024 and December 31, 2023, respectively	(21,828)	(16,778)
Total shareholders’ equity	588,321	333,065
Total Liabilities and Shareholders’ Equity	$1,056,684	$802,606

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Revenues, net:
Hardware	$20,116	$26,390	$38,342	$53,167
Subscription service	44,872	30,372	83,251	58,337
Professional service	13,162	12,767	26,630	26,609
Total revenues, net	78,150	69,529	148,223	138,113
Cost of sales:
Hardware	15,539	21,326	29,709	43,707
Subscription service	21,041	17,233	39,635	31,158
Professional service	9,542	11,784	20,793	23,150
Total cost of sales	46,122	50,343	90,137	98,015
Gross margin	32,028	19,186	58,086	40,098
Operating expenses:
Sales and marketing	9,811	10,075	20,737	19,473
General and administrative	25,369	16,434	50,544	35,401
Research and development	16,237	14,888	32,005	29,203
Amortization of identifiable intangible assets	1,946	465	2,878	929
Adjustment to contingent consideration liability	(600)	(2,300)	(600)	(7,500)
Gain on insurance proceeds	—	(500)	—	(500)
Total operating expenses	52,763	39,062	105,564	77,006
Operating loss	(20,735)	(19,876)	(47,478)	(36,908)
Other (expense) income, net	(610)	155	(310)	146
Interest expense, net	(1,630)	(1,735)	(3,338)	(3,402)
Loss from continuing operations before (provision for) benefit from income taxes	(22,975)	(21,456)	(51,126)	(40,164)
(Provision for) benefit from income taxes	(612)	(383)	7,173	(698)
Net loss from continuing operations	(23,587)	(21,839)	(43,953)	(40,862)
Net income from discontinued operations	77,777	2,137	79,855	5,255
Net income (loss)	$54,190	$(19,702)	$35,902	$(35,607)

Net income (loss) per share (basic and diluted):
Continuing operations	$(0.69)	$(0.80)	$(1.33)	$(1.49)
Discontinued operations	2.29	0.08	2.42	0.19
Total	$1.60	$(0.72)	$1.09	$(1.30)

Weighted average shares outstanding (basic and diluted)	34,015	27,357	32,935	27,381

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$54,190	$(19,702)	$35,902	$(35,607)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	(255)	(1,517)	(2,969)	(1,559)
Comprehensive income (loss)	$53,935	$(21,219)	$32,933	$(37,166)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2023	29,386	$584	$625,154	$(274,956)	$(939)	1,356	$(16,778)	$333,065
Issuance of common stock upon the exercise of stock options	107	2	1,103	—	—	—	—	1,105
Net issuance of restricted stock awards and restricted stock units	329	4	(4)	—	—	—	—	—
Issuance of common stock for acquisition (see Note 3)	442	9	19,161	—	—	—	—	19,170
Proceeds from private placement of common stock, net of issuance costs of $5.5 million	5,175	104	194,386	—	—	—	—	194,490
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	109	(4,838)	(4,838)
Stock-based compensation	—	—	4,410	—	—	—	—	4,410
Foreign currency translation adjustments	—	—	—	—	(2,714)	—	—	(2,714)
Net loss	—	—	—	(18,288)	—	—	—	(18,288)
Balances at March 31, 2024	35,439	$703	$844,210	$(293,244)	$(3,653)	1,465	$(21,616)	$526,400
Issuance of common stock upon the exercise of stock options	35	—	432	—	—	—	—	432
Net issuance of restricted stock awards and restricted stock units	85	2	(2)	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	5	(212)	(212)
Issuance of common stock for employee stock purchase plan	15	—	526	—	—	—	—	526
Stock-based compensation	—	—	7,240	—	—	—	—	7,240
Foreign currency translation adjustments	—	—	—	—	(255)	—	—	(255)
Net income	—	—	—	54,190	—	—	—	54,190
Balances at June 30, 2024	35,574	$705	$852,406	$(239,054)	$(3,908)	1,470	$(21,828)	$588,321

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

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$35,902	$(35,607)
Net income from discontinued operations	(79,855)	(5,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,127	13,584
Accretion of debt in interest expense, net	1,025	1,053
Accretion of discount on held to maturity investments in interest expense, net	265	—
Current expected credit losses	1,553	784
Provision for obsolete inventory	684	352
Stock-based compensation	10,696	6,609
Adjustment to contingent consideration liability	(600)	(7,500)
Deferred income tax	(7,037)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,963)	(4,489)
Inventories	(2,672)	10,796
Other current assets	(541)	(1,323)
Other assets	(125)	564
Accounts payable	4,657	1,760
Accrued salaries and benefits	(466)	(3,211)
Accrued expenses	(2,975)	616
Customer deposits and deferred service revenue	(4,017)	25
Customers payable	2,634	1,819
Other long-term liabilities	(327)	(486)
Cash used in operating activities - continuing operations	(33,035)	(19,909)
Cash (used in) provided by operating activities - discontinued operations	(4,387)	7,114
Net cash used in operating activities	(37,422)	(12,795)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(166,292)	—
Capital expenditures	(407)	(3,023)
Capitalization of software costs	(2,668)	(1,993)
Proceeds from sale of held to maturity investments	37,753	44,180
Purchases of held to maturity investments	(28,351)	(45,115)
Cash used in investing activities - continuing operations	(159,965)	(5,951)
Cash provided by (used in) investing activities - discontinued operations	87,051	(214)
Net cash used in investing activities	(72,914)	(6,165)
Cash flows from financing activities:
Proceeds from private placement of common stock, net of issuance costs	194,490	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(5,050)	(2,683)
Proceeds from employee stock purchase plan	526	—
Proceeds from exercise of stock options	1,537	202
Cash provided by (used in) financing activities - continuing operations	191,503	(2,481)
Cash provided by (used in) in financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	191,503	(2,481)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Effect of exchange rate changes on cash and cash equivalents	(132)	(2,906)
Net increase (decrease) in cash and cash equivalents and cash held on behalf of customers	81,035	(24,347)
Cash and cash equivalents and cash held on behalf of customers at beginning of period	47,539	77,533
Cash and cash equivalents and cash held on behalf of customers at end of period	$128,574	$53,186

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$115,770	$44,162
Cash held on behalf of customers	12,804	9,024
Total cash and cash equivalents and cash held on behalf of customers	$128,574	$53,186

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,713	$106
Cash paid for income taxes	792	525
Capitalized software recorded in accounts payable	35	642
Capital expenditures in accounts payable	88	131
Common stock issued for acquisition	19,170	—

Cash flows are presented on a consolidated basis and include $0.8 million and $0.2 million of cash and cash equivalents presented in current assets of discontinued operations in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. Refer to “Note 4 – Discontinued Operations” for additional information related to cash flows from discontinued operations.

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in one segment, Restaurant/Retail. We report aggregate financial information on a consolidated basis to our Chief Executive Officer, who is the Company’s chief operating decision maker. The Restaurant/Retail segment provides leading omnichannel cloud-based software and hardware solutions to the restaurant and retail industries. Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence technologies, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other restaurant outlets in the three major restaurant categories - quick service, fast casual, and table service - with operational efficiencies through a data-driven network with integration capabilities from point-of-sale to the kitchen, to fulfillment. Our subscription services are grouped into two product lines: Engagement Cloud, which includes Punchh and PAR Retail (formerly Stuzo) products and services, for customer loyalty and engagement, and MENU for omnichannel digital ordering and delivery and Operator Cloud, which includes Brink POS for front-of-house, PAR Payment Services and PAR Pay for payments, and Data Central for back-of-house. The accompanying consolidated financial statements include the Company's accounts and those of its consolidated subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

The results of operations of the Company's Government segment are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented and the remaining related assets and liabilities associated with the discontinued operations are classified as held for sale in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the Government segment unless otherwise noted specifically as discontinued operations.
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

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents
Cash	$55,806	$37,143
Money market funds	59,122	40
Cash held on behalf of customers	12,804	10,170
Total cash and cash equivalents and cash held on behalf of customers	$127,732	$47,353

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2024. The Company has not experienced losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Short-Term Investments

The carrying value of investment securities consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Short-term investments
Treasury bills and notes	$27,527	$37,194
Total short-term investments	$27,527	$37,194

The Company did not have any material gains or losses on these securities during the six months ended June 30, 2024. The estimated fair value of these securities approximated their carrying value as of June 30, 2024 and December 31, 2023.

Discontinued Operations

In determining whether a group of assets which has been disposed of (or is to be disposed of) should be presented as a discontinued operation, the Company analyzes whether the group of assets being disposed of represented a component of the entity; that is, whether it had historic operations and cash flows that were clearly distinguished (both operationally and for financial reporting purposes). In addition, the Company considers whether the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.

The assets and liabilities of a discontinued operation, other than goodwill, are measured at the lower of carrying amount or fair value less cost to sell. When a portion of a goodwill reporting unit that constitutes a business is to be disposed of, the goodwill associated with that business is included in the carrying amount of the business based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. The Company allocates interest to discontinued operations if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal.

Other Assets

Other assets include deferred implementation costs of $8.2 million and $8.8 million and deferred commissions of $3.1 million and $2.6 million at June 30, 2024 and December 31, 2023, respectively.

The following table summarizes amortization expense for deferred implementation costs and deferred commissions:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization of deferred implementation costs	$1,549	$1,143	$3,044	$2,137
Amortization of deferred commissions	411	206	804	391

Other assets also include the cash surrender value of life insurance related to the Company’s deferred compensation plan eligible to certain employees. The funded balance is reviewed on an annual basis. The balance of the life insurance policies was $3.3 million and $3.3 million at June 30, 2024 and December 31, 2023, respectively.

Other Long-Term Liabilities

Other long-term liabilities include amounts owed to employees that participate in the Company’s deferred compensation plan. Amounts owed to employees participating in the deferred compensation plan were $0.3 million and $0.4 million at June 30, 2024 and December 31, 2023, respectively.

Gain on Insurance Proceeds

During the six months ended June 30, 2023, the Company received $0.5 million of insurance proceeds in connection with the settlement of a legacy claim. No insurance proceeds were received during the six months ended June 30, 2024.

Related Party Transactions

During the six months ended June 30, 2023, Ronald Shaich, the sole member of Act III Management LLC ("Act III Management"), served as a strategic advisor to the Company's board of directors pursuant to a strategic advisor agreement, which terminated on June 1, 2023. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management.

As of June 30, 2024 and December 31, 2023, the Company had zero accounts payable owed to Act III Management. During the three months ended June 30, 2024 and 2023, the Company paid Act III Management zero and $0.1 million, respectively, and during the six months ended June 30, 2024 and 2023 the Company paid Act III Management zero and $0.1 million, respectively, for services performed under the strategic advisor agreement.

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2024 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition
Deferred Revenue
Deferred revenue is as follows:

(in thousands)	June 30, 2024	December 31, 2023
Current	$12,539	$7,250
Non-current	2,876	4,204
Total	$15,415	$11,454
Most performance obligations greater than one year relate to service and support contracts, that the Company expects to fulfill within 36 months. The Company expects to fulfill 100% of service and support contracts within 60 months.

The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2024	2023
Beginning balance - January 1	$11,454	$13,584
Acquired deferred revenue (Note 3)	7,680	—
Recognition of deferred revenue	(42,052)	(14,112)
Deferral of revenue	38,333	14,682
Ending balance - June 30	$15,415	$14,154
The above tables exclude customer deposits of $1.8 million and $1.6 million as of the six months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $2.1 million and $2.9 million. During the six months ended June 30, 2024 and 2023, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $4.9 million and $6.0 million.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by contract terms and economic factors.

Disaggregated revenue is as follows:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Restaurant/Retail point in time	Restaurant/Retail over time
Hardware	$20,116	$—	$26,390	$—
Subscription service	—	44,872	—	30,372
Professional service	4,914	8,248	5,709	7,058
Total	$25,030	$53,120	$32,099	$37,430

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(in thousands)	Restaurant/Retail point in time	Restaurant/Retail over time	Restaurant/Retail point in time	Restaurant/Retail over time
Hardware	$38,342	$—	$53,167	$—
Subscription service	—	83,251	—	58,337
Professional service	10,641	15,989	12,195	14,414
Total	$48,983	$99,240	$65,362	$72,751
Note 3 — Acquisitions

On March 8, 2024, ParTech, Inc. ("ParTech"), acquired 100% of the outstanding equity interests of Stuzo Blocker, Inc., Stuzo Holdings, LLC and their subsidiaries (collectively, “Stuzo” and such acquisition, the “Stuzo Acquisition”), a digital engagement software provider to convenience and fuel retailers ("C-Stores"), for purchase consideration of approximately $170.5 million paid in cash (the "Cash Consideration"), subject to certain adjustments (including customary adjustments for Stuzo cash, debt, debt-like items, and net working capital), and $19.2 million paid in shares of Company common stock. 441,598 shares of common stock were issued as purchase consideration, determined using a fair value share price of $43.41. The Company acquired Stuzo to expand its footprint in the C-Stores market vertical with Stuzo's industry-leading guest engagement platform (PAR Retail) serving major brands in the space.

$1.5 million of the Cash Consideration was deposited into an escrow account administered by a third party to fund potential post-closing adjustments and obligations. The balance in the escrow account was $1.5 million as of June 30, 2024.

The Company incurred acquisition expenses related to the Stuzo Acquisition of approximately $2.8 million which are included in general and administrative in the condensed consolidated statements of operations.

The Stuzo Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of March 8, 2024, (the "Acquisition Date"). The fair value determinations were based on management's estimates and assumptions, with the assistance of independent valuation and tax consultants. Preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the Acquisition Date) as management finalizes its procedures and net working capital adjustments (if any) are settled.

During the three months ended June 30, 2024, preliminary fair values of assets and liabilities as of the Acquisition Date were adjusted to reflect ongoing acquisition valuation analyses and net working capital adjustments. These adjustments included changes to accounts receivable, customer relationships, trademarks, non-competition agreements, goodwill, deferred revenue, and deferred taxes to reflect changes in underlying fair value assumptions. The Company is in the process of finalizing valuation assumptions for the intangibles and the sales tax liability exposure as of the Acquisition Date.

The following table presents management's current purchase price allocation and the initial purchase price allocation:

(in thousands)	Current purchase price allocation	Initial purchase price allocation
Cash	$4,244	$4,244
Accounts receivable	1,262	2,208
Property and equipment	307	307
Developed technology	18,200	18,200
Customer relationships	39,400	39,000
Trademarks	5,400	6,600
Non-competition agreements	3,500	4,800
Prepaid and other acquired assets	774	774
Goodwill	137,008	132,140
Total assets	210,095	208,273
Accounts payable	317	317
Accrued expenses	4,459	4,459
Deferred revenue	7,680	5,443
Deferred taxes	7,934	8,349
Consideration paid	$189,705	$189,705

Intangible Assets

The Company identified four acquired intangible assets in the Stuzo Acquisition: developed technology; customer relationships; trademarks; and non-competition agreements. The preliminary fair value of developed technology and customer relationship intangible assets were determined utilizing the “multi-period excess earnings method”, which is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a seven-year economic life and discount rate of 12.5% in determining the Stuzo developed technology preliminary intangible fair value and applied a 7.0% estimated annual attrition rate and discount rate of 12.5% in determining the Stuzo customer relationships intangible preliminary fair value. The preliminary fair value of trademarks intangible was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings incurred from not having to pay a royalty for the use of an asset. The Company applied a fair and reasonable royalty rate of 1.0% and discount rate of 12.5% in determining the trademarks intangible preliminary fair value. The preliminary fair value of the Stuzo non-competition agreements was determined utilizing the discounted earnings method. The estimated useful life of these identifiable intangible assets was preliminarily determined to be: seven years for developed technology; fifteen years for customer relationships related to SaaS platform and related support; five years for customer relationships related to managed platform development services; indefinite for the trademarks; and five years for the non-competition agreements.

Goodwill

Goodwill represents the excess of consideration transferred for the fair value of net identifiable assets acquired and is tested for impairment at least annually. The goodwill value represents expected synergies from the product acquired and other benefits. It is not deductible for income tax purposes.

Deferred Taxes

The Company determined the deferred tax position to be recorded at the time of the Stuzo Acquisition in accordance with ASC Topic 740, Income Taxes, resulting in recognition of $7.9 million in deferred tax liabilities for future reversing of taxable temporary differences primarily for intangible assets.

The net deferred tax liability relating to the Stuzo Acquisition was determined by the Company to provide future taxable temporary differences that allow for the Company to utilize certain previously fully reserved deferred tax assets. Accordingly, the Company recognized a reduction to its valuation allowance resulting in a net tax benefit of $7.7 million for the six months ended June 30, 2024.

Pro Forma Financial Information - unaudited

For the three and six months ended June 30, 2024, the Stuzo Acquisition resulted in additional revenues of $10.1 million and $12.7 million, respectively and income before income taxes of $1.4 million and $1.8 million, respectively.

The following table summarizes the Company's unaudited pro forma results of operations for the three months ended June 30, 2023 and the six months ended June 30, 2024 and 2023 as if the Stuzo Acquisition had occurred on January 1, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2023	2024	2023
Total revenue	$79,676	$156,066	$158,025
Net loss from continuing operations	(21,054)	(51,359)	(32,623)
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

Note 4 — Discontinued Operations

On June 7, 2024 (the “Closing Date”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Booz Allen Hamilton Inc. ("Booz Allen Hamilton") for the sale of PAR Government Systems Corporation ("PGSC"), a wholly owned subsidiary of the Company. Pursuant to the Purchase Agreement, on the Closing Date, Booz Allen Hamilton acquired 100% of the issued and outstanding shares of common stock of PGSC for a cash purchase price of $95.0 million, before customary post-closing adjustments based on PGSC’s indebtedness, working capital, cash, and transaction expenses at closing. At closing we entered into a transition services agreement with Booz Allen Hamilton ("TSA") pursuant to which the Company and Booz Allen Hamilton provide certain transitional services to each other as contemplated by and subject to the Purchase Agreement. The service period for the transitional services generally ends during the third quarter of 2025.

Additionally, on June 10, 2024, the Company announced that it had entered into an acquisition agreement for the sale of 100% of the issued and outstanding equity interests of Rome Research Corporation (“RRC”), a wholly-owned subsidiary of the Company. The sale was completed on July 1, 2024. Refer to “Note 15 – Subsequent Events” for additional information on the sale of RRC. The sale of PGSC and RRC comprise the sale of 100% of the Company's Government segment.

The Company recognized a pre-tax gain on sale of $76.8 million from the sale of PGSC for the three months ended June 30, 2024. Pursuant to the Purchase Agreement, within 120 days following the Closing Date Booz Allen Hamilton is required to deliver to the Company a closing statement setting forth its determination of net working capital and any resulting net working capital surplus or deficit. To the extent there is an adjustment to net working capital, as agreed to by the Company and Booz Allen Hamilton pursuant to the Purchase Agreement, any such change will be recorded as an adjustment to the gain on sale of discontinued operations for the period such change occurs.

As of June 30, 2024, the Company estimated the federal taxable gain on sale to be $73.9 million, however, we expect to offset the taxable gain through the utilization of several tax benefits including $41.4 million of our net operating loss carryforwards, $22.2 million of our Section 163(j) interest expense limitation carryforwards, and $1.6 million of our research and development tax credits. Additionally, the income tax associated with the gain will be impacted by the final allocation of the sales price, which may be materially different from the Company’s estimates. The impact of changes in estimated income tax (if any) will be recorded as an adjustment to discontinued operations in the period such change in estimate occurs.

The Company incurred expenses related to its disposition of PGSC of approximately $6.6 million which are included in net income from discontinued operations in the condensed consolidated statements of operations.

The accounting requirements for reporting the disposition of PGSC and RRC as discontinued operations were met when the disposition of PGSC was completed and the sale of RRC was deemed probable. Accordingly, the historical results of PGSC and RRC have been presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.

The following table presents the major classes of assets and liabilities of discontinued operations for PGSC and RRC as of December 31, 2023 and RRC as of June 30, 2024:

(in thousands)	June 30, 2024	December 31, 2023
Accounts receivable – net	$5,262	$20,703
Other current assets	1,120	987
Total current assets	6,382	21,690
Noncurrent assets	839	2,785
Total assets of discontinued operations	$7,221	$24,475

Accounts payable	—	4,209
Accrued salaries and benefits	1,284	5,013
Accrued expenses	724	6,910
Other current liabilities	25	246
Total current liabilities	2,033	16,378
Noncurrent liabilities	—	1,710
Total liabilities of discontinued operations	$2,033	$18,088

The following table presents the major categories of income from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contract revenue	$31,116	$31,015	$66,540	$62,868
Contract cost of sales	(28,185)	(28,778)	(60,218)	(57,464)
Operating income from discontinued operations	2,931	2,237	6,322	5,404
General and administrative expense	449	(14)	(870)	(13)
Other expense, net	(6)	(60)	—	(110)
Gain on sale of discontinued operations	76,754	—	76,754	—
Income from discontinued operations before provision for income taxes	80,128	2,163	82,206	5,281
Provision for income taxes	(2,351)	(26)	(2,351)	(26)
Net income from discontinued operations	$77,777	$2,137	$79,855	$5,255

In accordance with ASC Topic 205, Presentation of Financial Statements, the Company adjusted contract cost of sales to exclude corporate overhead allocated to discontinued operations for all periods presented.

The following table presents selected non-cash operating and investing activities related to cash flows from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation and amortization	$84	$116	$200	$231
Capital expenditures	106	84	233	214
Stock-based compensation	906	14	954	61

Note 5 — Accounts Receivable, net

At June 30, 2024 and December 31, 2023, the Company had current expected credit losses of $2.8 million and $1.9 million, respectively, against accounts receivable.

Changes in the current expected credit loss for the six months ended June 30 were:

(in thousands)	2024	2023
Beginning Balance - January 1	$1,949	$2,134
Provisions	1,553	784
Write-offs	(707)	(643)
Ending Balance - June 30	$2,795	$2,275

Note 6 — Inventories, net

The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Finished goods	$16,212	$13,530
Work in process	161	216
Component parts	8,581	9,147
Service parts	572	667
Inventories, net	$25,526	$23,560

At June 30, 2024 and December 31, 2023, the Company had excess and obsolescence reserves of $9.6 million and $9.0 million, respectively, against inventories.
Note 7 — Identifiable Intangible Assets and Goodwill

The Company's identifiable intangible assets represent intangible assets acquired in acquisitions and software development costs. The components of identifiable intangible assets are:

(in thousands)	June 30, 2024	December 31, 2023	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$138,000	$119,800	3 - 7 years	4.59 years
Internally developed software costs	36,605	34,735	3 years	2.64 years
Customer relationships	53,910	14,510	5 - 15 years	8.66 years
Trade names	1,410	1,410	2 - 5 years	0.5 years
Non-competition agreements	3,530	30	1 - 5 years	4.75 years
	233,455	170,485
Impact of currency translation on intangible assets	623	1,399
Less: accumulated amortization	(101,106)	(87,001)
	132,972	84,883
Internally developed software costs not meeting general release threshold	3,720	2,886
Trademarks, trade names (non-amortizable)	11,600	6,200	Indefinite
	$148,292	$93,969

Software costs placed into service during the three months ended June 30, 2024 and 2023, were $1.5 million and $1.4 million, respectively. Software costs placed into service during the six months ended June 30, 2024 and 2023, were $1.9 million and $2.2 million, respectively.

The following table summarizes amortization expense for acquired developed technology and internally developed software:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization of acquired developed technology	$4,717	$4,092	$8,968	$8,171
Amortization of internally developed software	1,192	1,507	2,423	3,147
Amortization of identifiable intangible assets recorded in cost of sales	5,909	5,599	11,391	11,318
Amortization expense recorded in operating expenses	1,946	465	2,878	929
Impact of foreign currency translation on intangible assets	(29)	(212)	611	(341)

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold is:

(in thousands)
2024, remaining	$15,424
2025	29,447
2026	27,435
2027	23,335
2028	13,584
Thereafter	23,747
Total	$132,972

Goodwill carried is as follows:

(in thousands)	2024	2023
Beginning balance - January 1	$488,918	$486,026
Stuzo Acquisition	137,008	—
Foreign currency translation	(2,051)	885
Ending balance - June 30	$623,875	$486,911
Note 8 — Debt

The following table summarizes information about the net carrying amounts of long-term debt as of June 30, 2024:

(in thousands)	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$120,000	$265,000	$385,000
Unamortized debt issuance cost	(1,441)	(4,887)	(6,328)
Total notes payable	$118,559	$260,113	$378,672

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2023:

(in thousands)	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$120,000	$265,000	$385,000
Unamortized debt issuance cost	(1,811)	(5,542)	(7,353)
Total notes payable	$118,189	$259,458	$377,647

The following table summarizes interest expense recognized on the long-term debt:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$1,856	$2,011	$3,712	$4,005
Accretion of debt in interest expense	517	531	1,025	1,053
Total interest expense	$2,373	$2,542	$4,737	$5,058

The following table summarizes the future principal payments as of June 30, 2024:

(in thousands)
2024, remaining	$—
2025	—
2026	120,000
2027	265,000
2028	—
Thereafter	—
Total	$385,000
Note 9 — Common Stock

In connection with, and to partially fund the Cash Consideration related to the Stuzo Acquisition, on March 7, 2024, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with funds and accounts advised by T. Rowe Price Investment Management, Inc., ADW Capital, Voss Capital, Greenhaven Road Capital, Jane Street, Progeny 3, Fund 1 Investments LLC, Newtyn Capital, Ghisallo Capital Management and Burkehill Global Management (collectively, the “Purchasers”) to raise approximately $200 million through a private placement of PAR common stock. Pursuant to the Securities Purchase Agreement, PAR issued and sold 5,174,638 shares of its common stock at a 10% discount to the Purchasers for a gross purchase price of approximately $200 million ($38.65 per share). Net proceeds from the Securities Purchase Agreement were approximately $194.4 million, net of issuance costs of $5.5 million.

On January 2, 2024, the Company entered into a consulting agreement with PAR Act III, LLC ("PAR Act III") pursuant to which PAR Act III provides the Company with strategic consulting, merger and acquisition technology due diligence, and other professional and expert services that may be requested from time to time by the Company’s Chief Executive Officer through April 8, 2026. In consideration for the services provided under the consulting agreement, the Company amended its common stock purchase warrant issued to PAR Act III on April 8, 2021 (the "Warrant") to extend the termination date of the Warrant to April 8, 2028, subject to the consulting agreement remaining in effect through April 8, 2026.

The issuance date fair value of the Warrant extension was determined to be $4.5 million based on using the Black-Scholes model with the following assumptions as of January 2, 2024:

	Original Warrant	Modified Warrant
Expected term	2.25 years	4.25 years
Risk free interest rate	4.33%	3.93%
Expected volatility	55.01%	63.39%
Expected dividend yield	None	None
Fair value (per warrant)	$7.36	$16.21

In connection with the Company's private placement of its common stock on March 7, 2024 to partially fund the Stuzo Acquisition, an additional 6,312 shares of common stock are available for purchase under the Warrant, increasing the total to 510,287 shares of common stock available for purchase at an exercise price of $74.96 per share.

The Warrant is accounted for as stock-based compensation to non-employees pursuant to ASC Topic 718, Stock Compensation, by way of ASC Topic 815, Derivatives and Hedging, due to the Warrant extension being in exchange for consulting services. The issuance date fair value of the Warrant extension of $4.5 million will be recognized as stock-based compensation expense ratably over the requisite service period for the Warrant extension ending April 8, 2026.

Note 10 — Stock-Based Compensation

Stock-based compensation expense, net of forfeitures and adjustments of $(0.4) million and $0.2 million, was $6.3 million and $3.6 million for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense, net of forfeitures and adjustments of $0.2 million and $0.3 million, was $10.7 million and $6.6 million for the six months ended June 30, 2024 and 2023, respectively.

At June 30, 2024, the aggregate unrecognized compensation expense related to unvested equity awards was $36.7 million, which is expected to be recognized as compensation expense in fiscal years 2024 through 2027.

A summary of stock option activity for the six months ended June 30, 2024 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2024	920	$13.04
Exercised	(142)	11.00
Canceled/forfeited	(11)	9.94
Outstanding at June 30, 2024	767	$13.47

A summary of unvested restricted stock units activity for the six months ended June 30, 2024 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2024	839	$35.83
Granted	541	47.41
Vested	(414)	33.76
Canceled/forfeited	(83)	36.79
Outstanding at June 30, 2024	883	$42.25

A total of 330,000 shares of Company common stock were made available for purchase under the Company's 2021 Employee Stock Purchase Plan ("ESPP"), subject to adjustment as provided for in the ESPP. As of June 30, 2024, 15,251 shares of common stock were purchased.
Note 11 — Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At June 30, 2024, there were 767,000 anti-dilutive stock options outstanding compared to 1,003,000 as of June 30, 2023. At June 30, 2024, there were 883,000 anti-dilutive restricted stock units outstanding compared to 880,000 as of June 30, 2023.
Note 12 — Commitments and Contingencies

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

Note 13 — Geographic Information and Customer Concentration
The following table represents revenues by country based on the location of the revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$73,181	$64,360	$137,714	$127,945
International	4,969	5,169	10,509	10,168
Total	$78,150	$69,529	$148,223	$138,113

The following table represents assets by country based on the location of the assets:

(in thousands)	June 30, 2024	December 31, 2023
United States	$1,030,468	$767,894
International	26,216	34,712
Total	$1,056,684	$802,606

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
McDonald’s Corporation	11%	14%	10%	12%
Yum! Brands, Inc.	10%	13%	11%	14%
Dairy Queen	9%	10%	9%	12%
All Others	70%	63%	70%	62%
Total	100%	100%	100%	100%

No other customer within "All Others" represented 10% or more of the Company’s total revenue for the three and six months ended June 30, 2024 or 2023.
Note 14 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of June 30, 2024 and December 31, 2023 were considered representative of their fair values because of their short-term nature and are classified as Level 1 of the fair value hierarchy. Debt instruments are recorded at principal amount net of unamortized debt issuance cost and discount (refer to "Note 8 - Debt" for additional information). The estimated fair value of the 2.875% Convertible Senior Notes due 2026 (the "2026 Notes") and 1.50% Convertible Senior Notes due 2027 (the "2027 Notes") at June 30, 2024 was $152.9 million and $247.8 million respectively. The estimated fair value of the 2026 Notes and 2027 Notes at December 31, 2023 was $145.6 million and $236.1 million respectively. The valuation techniques used to determine the fair value of the Company's long-term debt are classified in Level 2 of the fair value hierarchy as they are derived from broker quotations.

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

The cash surrender value of the life insurance policy was $3.3 million and $3.3 million at June 30, 2024 and December 31, 2023, respectively, and is included in other assets on the condensed consolidated balance sheets. Amounts owed to employees participating in the deferred compensation plan at June 30, 2024 were $0.3 million compared to $0.4 million at December 31, 2023 and are included in other long-term liabilities on the condensed consolidated balance sheets.

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

During the three months ended June 30, 2024, the Company determined that there would be no earn-out payment related to the MENU Acquisition. As such, the Company wrote off the remaining fair value of the earn-out liability.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended June 30:

(in thousands)	2024	2023
Balance at January 1	$600	$9,800
Change in fair value of contingent consideration	(600)	(7,500)
Balance at June 30	$—	$2,300

The balance of the fair value of the liability was recorded within "Accrued expenses" in the condensed consolidated balance sheets. The change in fair value of contingent consideration was recorded within "Adjustment to contingent consideration liability" in the condensed consolidated statements of operations.

The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration as of December 31, 2023:

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

Note 15 — Subsequent Events
On July 1, 2024, the Company sold 100% of the issued and outstanding equity interests of RRC, a wholly-owned subsidiary of the Company, to NexTech Solutions Holdings, LLC for a cash purchase price of $7.0 million, before customary post-closing adjustments based on RRC’s indebtedness, working capital, cash, and transaction expenses at closing. The Company will recognize a pre-tax gain on sale of $0.6 million from the sale of RRC in the third quarter of 2024.
On July 5, 2024, the Company entered into a credit agreement (the "Credit Agreement"), as the borrower, with certain of its U.S. subsidiaries, as guarantors, the lenders party thereto, Blue Owl Capital Corporation, as administrative agent and collateral agent, and Blue Owl Credit Advisors, LLC, as lead arranger and bookrunner, that provides for a term loan in an initial aggregate principal amount of $90.0 million (the "Credit Facility" and, the loans thereunder, the “Term Loans”).
The Credit Facility matures on the earlier of (i) July 5, 2029 and (ii) the date on which the Company's 2027 Notes become due and payable in accordance with their terms. The Term Loans bear interest at a rate equal to either of the following, as selected by the Company: (i) an alternate base rate plus an applicable margin of 4.50%, 4.00% or 3.50% based on a total net recurring revenue leverage ratio, or (ii) a secured overnight financing rate plus an applicable margin of 5.50%, 5.00% or 4.50% based on a total net recurring revenue leverage ratio. Voluntary prepayments of the Term Loans, as well as certain mandatory prepayments of the Term Loans, require payment of a prepayment premium of 4.0% during the first year of the Credit Facility, 3.0% during the second year of the Credit Facility, and 1.0% during the third year of the Credit Facility. Under the Credit Agreement, the Company is required to maintain liquidity of at least $20.0 million and a total net annual recurring revenue leverage ratio of no greater than 1.25 to 1.00.
On July 18, 2024 (New York Time), July 19, 2024 (Sydney Time) (the "TASK Closing Date"), the Company completed its acquisition of TASK Group Holdings Limited (“TASK”) pursuant to a court-approved scheme of arrangement. On the TASK Closing Date, the Company paid holders of TASK shares approximately $131.5 million in cash consideration, and issued 2,163,393 shares of common stock at a price of $52.70 per share of Company common stock, for a total purchase consideration of $245.5 million.
The initial accounting for the business combination was incomplete at August 8, 2024; however, the Company's financial results include costs related to the acquisition of TASK of $1.0 million and $2.0 million for the three and six months ended June 30, 2024, respectively. The assets and liabilities of TASK will be adjusted to their respective fair values as of the TASK Closing Date, including working capital, property, plant and equipment, and identifiable intangible assets acquired through the acquisition. The excess of the purchase price over the fair value of net assets acquired will be recorded as goodwill. Intangible assets acquired include, but are not limited to, developed technology and customer relationships. The estimated acquisition date fair value of these and other acquired assets and liabilities assumed may ultimately be based, in part, on inputs that are unobservable. The Company's initial purchase price allocation will be presented in the Company's Form 10-Q for the quarter ending September 30, 2024.

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
OVERVIEW

Q2 2024 Operating Performance Highlights

Organic - Year-over-year growth of 23.9%	Total - Year-over-year growth of 56.9%

GAAP - Year-over-year 9.8% improvement

Non-GAAP - Year-over-year 5.5% improvement

Net Loss from Cont. Ops. Year-over-year decline of $1.7 million

Adjusted EBITDA Year-over-year improvement of $7.9 million

Q2 2024 Corporate Development Highlights

•Sale of PAR Government Systems Corporation: In June 2024, the Company sold PAR Government Systems Corporation for $95.0 million, before customary post-closing adjustments.

•After Period End - Completed Sale of Rome Research Corporation: On July 1, 2024, the Company sold Rome Research Corporation for $7.0 million, before customary post-closing adjustments.

•After Period End - Completed Acquisition of TASK: In July 2024, the Company secured a $90.0 million Credit Facility which was used to complete its acquisition of TASK Group Holdings Limited ("TASK"). TASK, an Australia-based entity, offers international unified commerce solutions, including interactive customer engagement and seamless integration, tailored for major brands worldwide. This has made TASK’s transaction management platform the platform of choice for some of the world’s most successful and recognized foodservice brands including, Starbucks and Guzman Y Gomez, while its loyalty customer engagement platform is used by McDonald’s in 65 markets. With the addition of TASK, the Company will be able to serve the top enterprise foodservice brands across the globe with a unified commerce approach from front-of-house to back-of-house.

Refer to “Note 15 – Subsequent Events” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements and Supplementary Data" of this Quarterly Report for additional information about the sale of RRC, the Credit Facility, and the acquisition of TASK.

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including annual recurring revenue ("ARR"), non-GAAP subscription service gross margin percentage, and adjusted EBITDA. We use these key performance indicators and non-GAAP financial measures to evaluate our performance.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Revenues, net:
Hardware	$20,116	$26,390	25.7%	38.0%	(23.8)%
Subscription service	44,872	30,372	57.4%	43.7%	47.7%
Professional service	13,162	12,767	16.8%	18.4%	3.1%
Total revenues, net	$78,150	$69,529	100.0%	100.0%	12.4%

Gross margin:
Hardware	$4,577	$5,064	5.9%	7.3%	(9.6)%
Subscription service	23,831	13,139	30.5%	18.9%	81.4%
Professional service	3,620	983	4.6%	1.4%	> 200%
Total gross margin	$32,028	$19,186	41.0%	27.6%	66.9%

Operating expenses:
Sales and marketing	$9,811	$10,075	12.6%	14.5%	(2.6)%
General and administrative	25,369	16,434	32.5%	23.6%	54.4%
Research and development	16,237	14,888	20.8%	21.4%	9.1%
Amortization of identifiable intangible assets	1,946	465	2.5%	0.7%	> 200%
Adjustment to contingent consideration liability	(600)	(2,300)	(0.8)%	(3.3)%	(73.9)%
Gain on insurance proceeds	—	(500)	—%	(0.7)%	(100.0)%
Total operating expenses	$52,763	$39,062	67.5%	56.2%	35.1%

Operating loss	$(20,735)	$(19,876)	(26.5)%	(28.6)%	4.3%
Other (expense) income, net	(610)	155	(0.8)%	0.2%	(493.5)%
Interest expense, net	(1,630)	(1,735)	(2.1)%	(2.5)%	(6.1)%
Loss from continuing operations before benefit from (provision for) income taxes	(22,975)	(21,456)	(29.4)%	(30.9)%	7.1%
Provision for income taxes	(612)	(383)	(0.8)%	(0.6)%	59.8%
Net loss from continuing operations	$(23,587)	$(21,839)	(30.2)%	(31.4)%	8.0%
Net income from discontinued operations	77,777	2,137	99.5%	3.1%	> 200%
Net income (loss)	$54,190	$(19,702)	69.3%	(28.3)%	(375.0)%

Consolidated Results (continued):

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Revenues, net:
Hardware	$38,342	$53,167	25.9%	38.5%	(27.9)%
Subscription service	83,251	58,337	56.2%	42.2%	42.7%
Professional service	26,630	26,609	18.0%	19.3%	0.1%
Total revenues, net	$148,223	$138,113	100.0%	100.0%	7.3%

Gross margin:
Hardware	$8,633	$9,460	5.8%	6.8%	(8.7)%
Subscription service	43,616	27,179	29.4%	19.7%	60.5%
Professional service	5,837	3,459	3.9%	2.5%	68.7%
Total gross margin	$58,086	$40,098	39.2%	29.0%	44.9%

Operating expenses:
Sales and marketing	$20,737	$19,473	14.0%	14.1%	6.5%
General and administrative	50,544	35,401	34.1%	25.6%	42.8%
Research and development	32,005	29,203	21.6%	21.1%	9.6%
Amortization of identifiable intangible assets	2,878	929	1.9%	0.7%	> 200%
Adjustment to contingent consideration liability	(600)	(7,500)	(0.4)%	(5.4)%	(92.0)%
Gain on insurance proceeds	—	(500)	—%	(0.4)%	(100.0)%
Total operating expenses	$105,564	$77,006	71.2%	55.8%	37.1%

Operating loss	$(47,478)	$(36,908)	(32.0)%	(26.7)%	28.6%
Other (expense) income, net	(310)	146	(0.2)%	0.1%	(312.3)%
Interest expense, net	(3,338)	(3,402)	(2.3)%	(2.5)%	(1.9)%
Loss from continuing operations before benefit from (provision for) income taxes	(51,126)	(40,164)	(34.5)%	(29.1)%	27.3%
Benefit from (provision for) income taxes	7,173	(698)	4.8%	(0.5)%	< 200%
Net loss from continuing operations	$(43,953)	$(40,862)	(29.7)%	(29.6)%	7.6%
Net income from discontinued operations	79,855	5,255	53.9%	3.8%	> 200%
Net income (loss)	$35,902	$(35,607)	24.2%	(25.8)%	(200.8)%

Revenues, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Hardware	$20,116	$26,390	25.7%	38.0%	(23.8)%
Subscription service	44,872	30,372	57.4%	43.7%	47.7%
Professional service	13,162	12,767	16.8%	18.4%	3.1%
Total revenues, net	$78,150	$69,529	100.0%	100.0%	12.4%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Total revenues were $78.2 million for the three months ended June 30, 2024, an increase of $8.6 million or

12.4% compared to $69.5 million for the three months ended June 30, 2023.

Hardware revenues were $20.1 million for the three months ended June 30, 2024, a decrease of $6.3 million or 23.8% compared to $26.4 million for the three months ended June 30, 2023. The decrease primarily consists of decreases in hardware revenues from terminals of $2.8 million, kitchen display systems of $2.1 million, and peripherals (scanners, printers, and components) of $0.6 million. These decreases were all substantially driven by the timing of tier one enterprise customer hardware refresh cycles, onboarding of Operator Cloud customers buying hardware, and the Company's market launch of its next generation PAR headset.

Subscription service revenues were $44.9 million for the three months ended June 30, 2024, an increase of $14.5 million or 47.7% compared to $30.4 million for the three months ended June 30, 2023. The increase includes increased subscription service revenues from our Engagement Cloud services of $9.1 million, of which revenues of $10.1 million were contributed by the business and products that we acquired in the Stuzo Acquisition, and now sold under PAR Retail. Refer to “Note 3 – Acquisitions” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements and Supplementary Data" of this Quarterly Report for additional information regarding Stuzo and the Stuzo Acquisition. Our Operator Cloud services increased $5.3 million driven by an 18.4% increase in active sites and a 14.0% increase in average revenue per site equally driven by cross-selling initiatives, upselling, and price increases.

Professional service revenues were $13.2 million for the three months ended June 30, 2024, an increase of $0.4 million or 3.1% from $12.8 million for the three months ended June 30, 2023. The increase was substantially driven by a $1.0 million increase in hardware repair services and a $0.5 million increase in field operations, partially offset by a $1.2 million decrease in installation services.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Hardware	$38,342	$53,167	25.9%	38.5%	(27.9)%
Subscription service	83,251	58,337	56.2%	42.2%	42.7%
Professional service	26,630	26,609	18.0%	19.3%	0.1%
Total revenues, net	$148,223	$138,113	100.0%	100.0%	7.3%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Total revenues were $148.2 million for the six months ended June 30, 2024, an increase of $10.1 million or 7.3% compared to $138.1 million for the six months ended June 30, 2023.

Hardware revenues were $38.3 million for the six months ended June 30, 2024, a decrease of $14.8 million or 27.9% compared to $53.2 million for the six months ended June 30, 2023. The decrease primarily consists of decreases in hardware revenues from terminals of $6.0 million, peripherals of $3.4 million, and kitchen display systems of $3.4 million. These decreases were all substantially driven by the timing of tier one enterprise customer hardware refresh cycles, onboarding of Operator Cloud customers buying hardware, and the Company's market launch of its next generation PAR headset.

Subscription service revenues were $83.3 million for the six months ended June 30, 2024, an increase of $24.9 million or 42.7% compared to $58.3 million for the six months ended June 30, 2023. The increase was substantially driven by increased subscription service revenues from our Engagement Cloud services of $13.6 million, of which revenues of $12.7 million were contributed by the business and products that we acquired in the Stuzo Acquisition, and now sold under PAR Retail. The residual increase of $0.9 million from our Engagement Cloud services was driven by a 3.9% organic increase in active sites. Our Operator Cloud services increased $11.2 million driven by a 19.7% increase in active sites and a 17.8% increase in average revenue per site equally driven by cross-selling initiatives, upselling, and price increases.

Professional service revenues were $26.6 million for the six months ended June 30, 2024, which was relatively unchanged from $26.6 million for the six months ended June 30, 2023.

Gross Margin

	Three Months Ended June 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Hardware	$4,577	$5,064	22.8%	19.2%	3.6%
Subscription service	23,831	13,139	53.1%	43.3%	9.8%
Professional service	3,620	983	27.5%	7.7%	19.8%
Total gross margin	32,028	19,186	41.0%	27.6%	13.4%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Total gross margin as a percentage of revenue for the three months ended June 30, 2024, increased to 41.0% as compared to 27.6% for the three months ended June 30, 2023.

Hardware margin as a percentage of hardware revenue for the three months ended June 30, 2024, increased to 22.8% as compared to 19.2% for the three months ended June 30, 2023. The increase in margin primarily consisted of increased margins from terminals and kitchen display systems, both substantially driven by price increases.

Subscription service margin as a percentage of subscription service revenue for the three months ended June 30, 2024, increased to 53.1% as compared to 43.3% for the three months ended June 30, 2023. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs as well as improved margins stemming from post-acquisition operations of PAR Retail.

Professional service margin as a percentage of professional service revenue for the three months ended June 30, 2024, increased to 27.5% as compared to 7.7% for the three months ended June 30, 2023. The increase primarily consists of increases in margins for hardware service repair and field operations.

	Six Months Ended June 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Hardware	$8,633	$9,460	22.5%	17.8%	4.7%
Subscription service	43,616	27,179	52.4%	46.6%	5.8%
Professional service	5,837	3,459	21.9%	13.0%	8.9%
Total gross margin	58,086	40,098	39.2%	29.0%	10.2%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Total gross margin as a percentage of revenue for the six months ended June 30, 2024, increased to 39.2% as compared to 29.0% for the six months ended June 30, 2023.

Hardware margin as a percentage of hardware revenue for the six months ended June 30, 2024, increased to 22.5% as compared to 17.8% for the six months ended June 30, 2023. The increase in margin primarily consisted of improved inventory management resulting in lower excess and obsolescent inventory charges, and improved margins from terminals and kitchen display systems, primarily driven by price increases.

Subscription service margin as a percentage of subscription service revenue for the six months ended June 30, 2024, increased to 52.4% as compared to 46.6% for the six months ended June 30, 2023. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs as well as improved margins stemming from post-acquisition operations of PAR Retail.

Professional service margin as a percentage of professional service revenue for the six months ended June 30, 2024, increased to 21.9% as compared to 13.0% for the six months ended June 30, 2023. The increase primarily consists of an increase in margin for hardware service repair and field operations.

Sales and Marketing Expense ("S&M")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Sales and marketing	$9,811	$10,075	12.6%	14.5%	(2.6)%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

S&M expenses were $9.8 million for the three months ended June 30, 2024, a decrease of $0.3 million or 2.6% compared to $10.1 million for the three months ended June 30, 2023. The decrease primarily consists of a decrease in organic S&M expense of $1.1 million due to decreases in marketing expense and commissions, partially offset by an increase in inorganic S&M expense of $0.8 million stemming from post-acquisition operations of PAR Retail.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Sales and marketing	$20,737	$19,473	14.0%	14.1%	6.5%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

S&M expenses were $20.7 million for the six months ended June 30, 2024, an increase of $1.3 million or 6.5% compared to $19.5 million for the six months ended June 30, 2023. The increase primarily consists of an increase in inorganic S&M expense of $1.0 million stemming from post-acquisition operations of PAR Retail. Organic S&M expense remained flat for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

General and Administrative Expense ("G&A")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
General and administrative	$25,369	$16,434	32.5%	23.6%	54.4%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

G&A expenses were $25.4 million for the three months ended June 30, 2024, an increase of $8.9 million or 54.4% compared to $16.4 million for the three months ended June 30, 2023. The increase primarily consists of a $2.7 million increase in stock-based compensation and a $1.7 million increase in costs related to transaction due diligence, which are both classified as non-GAAP adjustments for management reporting. Please refer to "Non-GAAP Financial Measures" below for additional information regarding non-GAAP adjustments.

The residual increase was primarily driven by inorganic G&A expense of $1.2 million stemming from post-acquisition operations of PAR Retail and higher organic compensation costs of $2.2 million.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
General and administrative	$50,544	$35,401	34.1%	25.6%	42.8%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

G&A expenses were $50.5 million for the six months ended June 30, 2024, an increase of $15.1 million or 42.8% compared to $35.4 million for the six months ended June 30, 2023. The increase primarily consists of increases of $5.0 million in costs related to transaction due diligence, $4.5 million in stock-based compensation, $0.6 million in severance, and $0.5 million in depreciation and amortization, which are classified as non-GAAP adjustments for management reporting. Please refer to "Non-GAAP Financial Measures" below for additional information regarding non-GAAP adjustments.

The residual increase was primarily driven by inorganic G&A expense of $1.5 million stemming from post-acquisition operations of PAR Retail and higher organic compensation costs of $2.5 million.

Research and Development Expenses ("R&D")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Research and development	$16,237	$14,888	20.8%	21.4%	9.1%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

R&D expenses were $16.2 million for the three months ended June 30, 2024, an increase of $1.3 million or 9.1% compared to $14.9 million for the three months ended June 30, 2023. The increase primarily consists of an increase in inorganic R&D expense of $2.3 million driven by post-acquisition operations of PAR Retail, partially offset by a decrease in organic R&D expense for our other Engagement Cloud offerings of $0.8 million as we right sized our headcount associated with our early stage product offerings.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Research and development	$32,005	$29,203	21.6%	21.1%	9.6%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

R&D expenses were $32.0 million for the six months ended June 30, 2024, an increase of $2.8 million or 9.6% compared to $29.2 million for the six months ended June 30, 2023. The increase primarily consists of an increase in inorganic R&D expense of $2.9 million driven by post-acquisition operations of PAR Retail. Organic R&D expense remained flat for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Other Operating Expenses

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Amortization of identifiable intangible assets	$1,946	$465	2.5%	0.7%	> 200%
Adjustment to contingent consideration liability	(600)	(2,300)	(0.8)%	(3.3)%	(73.9)%
Gain on insurance proceeds	—	(500)	—%	(0.7)%	(100.0)%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Amortization of identifiable intangible assets was $1.9 million for the three months ended June 30, 2024, an increase of $1.5 million as compared to $0.5 million for the three months ended June 30, 2023. The increase primarily consists of an increase in amortizable intangible assets stemming from the Stuzo Acquisition.

Included in operating expenses for the three months ended June 30, 2024, was a $0.6 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition compared to a $2.3 million decrease for the three months ended June 30, 2023.

Gain on insurance proceeds was $0.5 million for the three months ended June 30, 2023, which consists of $0.5 million in proceeds received from the settlement of a legacy insurance claim. There was no comparable gain for the three months ended June 30, 2024.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Amortization of identifiable intangible assets	$2,878	$929	1.9%	0.7%	> 200%
Adjustment to contingent consideration liability	(600)	(7,500)	(0.4)%	(5.4)%	(92.0)%
Gain on insurance proceeds	—	(500)	—%	(0.4)%	(100.0)%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Amortization of identifiable intangible assets was $2.9 million for the six months ended June 30, 2024, an increase of $1.9 million as compared to $0.9 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in amortizable intangible assets stemming from the Stuzo Acquisition.

Included in operating expenses for the six months ended June 30, 2024, was a $0.6 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition compared to a $7.5 million decrease for the six months ended June 30, 2023.

Gain on insurance proceeds was $0.5 million for the six months ended June 30, 2023, which consists of $0.5 million in proceeds received from the settlement of a legacy insurance claim. There was no comparable gain for the six months ended June 30, 2024.

Other (Expense) Income, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Other (expense) income, net	$(610)	$155	(0.8)%	0.2%	(493.5)%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Other (expense) income, net was $(0.6) million for the three months ended June 30, 2024, a decrease of $0.8 million compared to $0.2 million for the three months ended June 30, 2023. Other (expense) income, net primarily consists of rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. The change was substantially driven by increases in sales and use tax expense and other miscellaneous expenses.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Other (expense) income, net	$(310)	$146	(0.2)%	0.1%	(312.3)%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Other (expense) income, net was $(0.3) million for the six months ended June 30, 2024, a decrease of $0.5 million compared to $0.1 million for the six months ended June 30, 2023. Other (expense) income, net primarily consists of rental income, net of applicable expenses, foreign currency transactions gains and losses and other non-operating income/expenses. The change was substantially driven by increases in sales and use tax expense and other miscellaneous expenses.

Interest Expense, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Interest expense, net	$(1,630)	$(1,735)	(2.1)%	(2.5)%	(6.1)%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Interest expense, net was relatively unchanged at $1.6 million for the three months ended June 30, 2024 as compared to $1.7 million for the three months ended June 30, 2023.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Interest expense, net	$(3,338)	$(3,402)	(2.3)%	(2.5)%	(1.9)%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Interest expense, net was relatively unchanged at $3.3 million for the six months ended June 30, 2024 as compared to $3.4 million for the six months ended June 30, 2023.

Taxes

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Provision for income taxes	$(612)	$(383)	(0.8)%	(0.6)%	59.8%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Provision for income taxes was $0.6 million for the three months ended June 30, 2024, an increase of $0.2 million as compared to $0.4 million for the three months ended June 30, 2023. The change was substantially driven by an increase in foreign jurisdiction tax obligations.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Benefit from (provision for) income taxes	$7,173	$(698)	4.8%	(0.5)%	(1127.7)%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Benefit from (provision for) income taxes was $7.2 million for the six months ended June 30, 2024, an increase of $7.9 million as compared to $(0.7) million for the six months ended June 30, 2023. The change was substantially driven by a reduction of the Company’s valuation allowance which resulted from the establishment of deferred tax liabilities related to the Stuzo Acquisition.

Net Income from Discontinued Operations

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Net income from discontinued operations	$77,777	$2,137	99.5%	3.1%	> 200%

For the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Net income from discontinued operations was $77.8 million for the three months ended June 30, 2024, an increase of $75.6 million as compared to $2.1 million for the three months ended June 30, 2023. The increase was substantially driven by a $76.8 million gain from the sale of PGSC. The residual amount represents PGSC and RRC operating income, offset by a provision for income taxes relating to the gain from the sale of PGSC.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Net income from discontinued operations	$79,855	$5,255	53.9%	3.8%	> 200%

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023

Net income from discontinued operations was $79.9 million for the six months ended June 30, 2024, an increase of $74.6 million as compared to $5.3 million for the six months ended June 30, 2023. The increase was substantially driven by a $76.8 million gain from the sale of PGSC. The residual amount represents PGSC and RRC operating income, offset by a provision for income taxes relating to the gain from the sale of PGSC.

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

Key Performance Indicators

Within this Quarterly Report the Company makes reference to annual recurring revenue, or ARR, and active sites, which are both key performance indicators. The Company uses ARR and active sites as key performance indicators of the scale of our subscription services for both new and existing customers.

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

Our key performance indicators ARR and active sites are presented as two subscription service product lines: Engagement Cloud (Punchh, PAR Retail, and MENU) and Operator Cloud (Brink POS, PAR Payment Services, PAR Pay, and Data Central).

Annual Recurring Revenue

	As of June 30,		Increase (decrease)
(in thousands)	2024	2023	2024 vs 2023
Engagement Cloud:
Organic	67,577	60,893	11.0%
Inorganic	40,356	—	—%
Total Engagement Cloud*	107,933	60,893	77.3%
Operator Cloud	84,235	61,601	36.7%
Total	$192,168	$122,494	56.9%
*Inorganic Engagement Cloud ARR represents PAR Retail ARR only in the six months ended June 30, 2024. During the three months ended June 30, 2024, PAR Retail ARR was adjusted as of the acquisition date as a result of measurement periods adjustments to the purchase price allocation in accordance with ASC Topic 805, Business Combinations.

Active Sites

	As of June 30,		Increase (decrease)
(in thousands)	2024	2023	2024 vs 2023
Engagement Cloud:
Organic	73.9	70.5	4.8%
Inorganic	20.7	—	—%
Total Engagement Cloud*	94.6	70.5	34.2%
Operator Cloud	27.7	23.4	18.4%
*Inorganic Engagement Cloud active sites includes PAR Retail active sites only in the six months ended June 30, 2024.

Non-GAAP Financial Measures

In addition to disclosing financial results in accordance with GAAP, this Quarterly Report contains references to the non-GAAP financial measures below. We believe these non-GAAP financial measures provide investors with useful supplemental information about our operating performance, enable comparison of financial trends and results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance. Our non-GAAP financial measures reflect adjustments based on one or more of the following items below. The income tax effect of the below adjustments, with the exception of (provision for) benefit from income taxes, were not tax-effected due to the valuation allowance on all of our net deferred tax assets.

Our non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations from these results should be carefully evaluated. Additionally, these measures may not be comparable to similarly titled measures disclosed by other companies.

Beginning with this Quarterly Report, we have modified our definition of adjusted subscription service gross margin percentage and have renamed this non-GAAP measure to non-GAAP subscription service gross margin percentage. Non-GAAP subscription service gross margin percentage is adjusted to exclude amortization from acquired and internally developed software, stock-based compensation, and severance costs included within subscription service cost of sales. Our prior definition of adjusted subscription service gross margin percentage only excluded amortization from acquired and internally developed software. This change was made to conform with the methodology that we use to calculate other non-GAAP measures, including adjusted EBITDA outlined below, and to align with how management views our core operating performance.

Non-GAAP Measure	Definition	Usefulness to management and investors
Non-GAAP subscription service gross margin percentage
Non-GAAP subscription service gross margin percentage represents subscription service gross margin percentage adjusted to exclude amortization from acquired and internally developed software, stock-based compensation, and severance.
We believe that non-GAAP subscription service gross margin percentage and adjusted EBITDA provide useful perspectives with respect to the Company's core operating performance and ongoing cash earnings by adjusting for certain non-cash and non-recurring charges that may not be indicative of our financial performance.
Adjusted EBITDA
Adjusted EBITDA represents net income (loss) before income taxes, interest expense and depreciation and amortization adjusted to exclude certain non-cash and non-recurring charges that may not be indicative of our financial performance.

Non-GAAP diluted net loss per share
Non-GAAP diluted net loss per share represents net loss per share excluding amortization of acquired intangible assets and certain non-cash and non-recurring charges that may not be indicative of our financial performance.

We believe that adjusting our non-GAAP diluted net loss per share to remove non-cash and non-recurring charges provides a useful perspective with respect to the Company's operating performance as well as comparisons to past and competitor operating results.

Non-GAAP Adjustment	Definition	Usefulness to management and investors
Stock-based compensation	Stock-based compensation consists of charges related to our employee equity incentive plans.	We exclude stock-based compensation because these non-cash charges are not viewed by management as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Contingent consideration	Adjustment reflects a non-cash reduction to the fair market value of the contingent consideration liability related to the MENU Acquisition.	We exclude changes to the fair market value of our contingent consideration liability because management does not view these non-cash, non-recurring charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Transaction costs	Adjustment reflects non-recurring professional fees incurred in transaction due diligence, including costs incurred in the acquisitions of Stuzo and TASK.	We exclude professional fees incurred in corporate development because management does not view these non-recurring charges, which are inconsistent in size and are significantly impacted by the timing and valuation of our transactions, as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Gain on insurance proceeds	Adjustment reflects the gain on insurance proceeds due to the settlement of a legacy claim.	We exclude these non-recurring adjustments because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Severance	Adjustment reflects the severance included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense.
Discontinued operations	Adjustment reflects income from discontinued operations related to the disposition of our Government segment.
Other expense (income), net	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense (income), net, in the accompanying statements of operations.
(Provision for) benefit from income taxes	Adjustment reflects a partial release of our deferred tax asset valuation allowance resulting from the Stuzo Acquisition.	We exclude these non-cash and non-recurring adjustments for purposes of calculating non-GAAP diluted net loss per share because these costs do not reflect our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Non-cash interest	Adjustment reflects non-cash amortization of issuance costs related to the Company's long-term debt.
Acquired intangible assets amortization	Adjustment reflects amortization expense of acquired developed technology included within cost of sales and amortization expense of acquired intangible assets.

The tables below provide reconciliations between net income (loss) and adjusted EBITDA, diluted net income (loss) per share and non-GAAP diluted net loss per share, and subscription service gross margin percentage and non-GAAP subscription service gross margin percentage.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Net Income (Loss) to Adjusted EBITDA	2024	2023	2024	2023
Net income (loss)	$54,190	$(19,702)	$35,902	$(35,607)
Discontinued operations	(77,777)	(2,137)	(79,855)	(5,255)
Net loss from continuing operations	(23,587)	(21,839)	(43,953)	(40,862)
Provision for (benefit from) income taxes	612	383	(7,173)	698
Interest expense, net	1,630	1,735	3,338	3,402
Depreciation and amortization	8,834	6,817	16,127	13,584
Stock-based compensation	6,286	3,601	10,696	6,609
Contingent consideration	(600)	(2,300)	(600)	(7,500)
Transaction costs	1,573	—	4,978	—
Gain on insurance proceeds	—	(500)	—	(500)
Severance	294	—	1,728	253
Other expense (income), net	610	(155)	310	(146)
Adjusted EBITDA	$(4,348)	$(12,258)	$(14,549)	$(24,462)

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation between GAAP and Non-GAAP Diluted Net Income (Loss) per share	2024	2023	2024	2023
Diluted net income (loss) per share	$1.60	$(0.72)	$1.09	$(1.30)
Discontinued operations	(2.29)	(0.08)	(2.42)	(0.19)
Diluted net loss per share from continuing operations	(0.69)	(0.80)	(1.33)	(1.49)
Provision for (benefit from) income taxes	0.01	—	(0.23)	—
Non-cash interest	0.02	0.02	0.03	0.04
Acquired intangible assets amortization	0.20	0.16	0.36	0.32
Stock-based compensation	0.18	0.13	0.32	0.24
Contingent consideration	(0.02)	(0.08)	(0.02)	(0.27)
Transaction costs	0.05	—	0.15	—
Gain on insurance proceeds	—	(0.02)	—	(0.02)
Severance	0.01	—	0.05	0.01
Other expense (income), net	0.02	(0.01)	0.01	(0.01)
Non-GAAP diluted net loss per share	$(0.23)	$(0.60)	$(0.66)	$(1.18)

Diluted weighted average shares outstanding	34,015	27,357	32,935	27,381

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation between GAAP and Non-GAAP Subscription Service Gross Margin Percentage	2024	2023	2024	2023
Subscription Service Gross Margin Percentage	53.1%	43.3%	52.4%	46.6%
Depreciation and amortization	13.1%	17.4%	13.4%	18.8%
Stock-based compensation	0.2%	0.2%	0.2%	0.2%
Severance	—%	—%	0.1%	—%
Non-GAAP Subscription Service Gross Margin Percentage	66.4%	60.9%	66.1%	65.6%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and short-term investments. As of June 30, 2024, we had cash and cash equivalents of $114.9 million and short-term investments of $27.5 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds. Short-term investments are held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost.

Cash used in operating activities was $37.4 million for the six months ended June 30, 2024, compared to $12.8 million for the six months ended June 30, 2023. Cash used in operating activities for the six months ended June 30, 2024 primarily consisted of a net loss from continuing operations net of non cash charges of $21.2 million and additional net working capital requirements substantially driven by an increase in accounts receivable of $8.0 million resulting from revenue growth.

Cash used in investing activities was $72.9 million for the six months ended June 30, 2024 compared to $6.2 million for the six months ended June 30, 2023. Cash used in investing activities during the six months ended June 30, 2024 included $166.3 million of cash consideration paid in connection with the Stuzo Acquisition (net of cash acquired) and capital expenditures of $2.7 million for developed technology costs associated with our software platforms, partially offset by $87.1 million of cash consideration received in connection with the disposition of PGSC and $9.4 million of proceeds from net sales of short-term held-to-maturity investments.

Cash provided by financing activities was $191.5 million for the six months ended June 30, 2024, compared to cash used in financing activities of $2.5 million for the six months ended June 30, 2023. Cash provided by financing activities during the six months ended June 30, 2024 primarily consisted of a private placement of common stock of $194.5 million (net of issuance costs). We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $44.6 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $36.1 million, principal and interest payments on long-term debt of $7.4 million and facility lease obligations of $1.1 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

Our non-current contractual obligations are $442.7 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $43.4 million, interest payments of $12.0 million and principal payments of $385.0 million related to long-term debt, and facility leases of $2.3 million. Refer to “Note 8 – Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements and Supplementary Data" of this Quarterly Report for additional information.

Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development and acquisition integration efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”, elsewhere in this Quarterly Report, in the 2023 Annual Report, and in our other filings with the SEC.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of June 30, 2024, the impact of foreign currency exchange rate changes on our revenues and net income (loss) was not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of June 30, 2024, we had $120.0 million, and $265.0 million in aggregate principal amount outstanding on the 2026 Notes and the 2027 Notes, respectively.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify changes that occurred in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information in Note 12 – "Commitments and Contingencies” of the notes to the financial statements in Part I, Item 1. "Financial Statements" is incorporated herein by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

The risks described in the Part I, Item 1A. "Risk Factors” section of our 2023 Annual Report could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. Except as modified, updated, or supplemented below, the Risk Factors section in our 2023 Annual Report remains current in all material respects. Refer also to the other information set forth in this Quarterly Report, including in the sections "Forward-Looking Statements," Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part 1, Item 1. "Financial Statements (unaudited)."

We may not have sufficient cash flow from our operating subsidiaries to pay our debt, which may seriously harm our business.

As of June 30, 2024, we had $385.0 million of aggregate principal amount outstanding under our 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”) and 1.50% Convertible Senior Notes due 2027 (the “2027 Notes”, and together with the 2026 Notes, the “Senior Notes”). On July 5, 2024, we entered into the Credit Agreement which provided for a $90.0 million term loan (the "Credit Facility"). Our ability to make scheduled payments or to refinance the Senior Notes and Credit Facility depends on our performance, which is subject to economic, financial, competitive, geopolitical, and other factors that may be beyond our control. If our operating subsidiaries are unable to generate sufficient cash flow from operations to service our debt under the Senior Notes and Credit Facility, we may be required to adopt one or more alternatives to secure cash flow, such as selling assets or obtaining additional capital; any sale of assets or transaction to raise capital could be on terms that may be onerous or highly dilutive. Our ability to raise funds through debt or equity issuances and otherwise access the credit and capital markets at the times and in the amounts needed and on acceptable terms will depend on our financial condition and the condition of the capital markets at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default under the indentures governing the Senior Notes, the Credit Agreement governing the Credit Facility and other debt obligations.

Our indebtedness under the Senior Notes and Credit Facility, could, among other things, restrict or limit our ability to plan and react to changes in our business and our industries; place us at a disadvantage compared to our competitors who have less debt; and limit our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes.

The covenants in the Credit Agreement that govern our Credit Facility may limit our operating and financial flexibility.

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

Under the Credit Agreement, the Company is required to maintain liquidity of at least $20 million and a first lien net annual recurring revenue leverage ratio of no greater than 1.25 to 1.00.

These covenants may limit our ability to make strategic acquisitions, fund investments or otherwise engage in other business activities that could be in our interest.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 12, 2024, the Company issued 11,018 shares of its common stock, representing an issuance date fair value of $0.5 million, as a stock award to a former employee in connection with the sale of PGSC. The shares of common stock were issued without registration in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended June 30, 2024, 4,684 shares were withheld.

The table below presents information regarding the Company's purchases of its common stock for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
April 1, 2024 - April 30, 2024	—	$—
May 1, 2024 - May 31, 2024	—	$—
June 1, 2024 - June 30, 2024	4,684	$45.26
Total	4,684	$45.26

Item 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
2.1	Stock Purchase Agreement, dated June 7, 2024, by and among Booz Allen Hamilton Inc., PAR Government Systems Corporation, and PAR Technology Corporation	Form 8-K (File No.001-09720)	2.1	6/10/2024
3.1	Restated Certificate of Incorporation, as currently in effect	Form 8-K (File No.001-09720)	3.2	6/6/2024
3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.1	2/14/2024
10.1	Amended and Restated PAR Technology Corporation, 2015 Equity Incentive Plan, as amended June 3, 2024			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	August 8, 2024	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)