Form 10-Q
period 2024-09-30
PAR TECHNOLOGY CORP
filed 2024-11-08
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024
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

As of November 7, 2024, 36,305,087 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

Item Number	Description	Page

	Forward-Looking Statements

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 5.	Other Information	45

Item 6.	Exhibits	45

	Signatures	46

“PAR®,” “PAR POS®” (formerly “Brink POS®”), “Punchh®,” “PAR OrderingTM” (formerly “MENUTM”), “Data Central®,” "Open Commerce®,” "PAR® Pay”, “PAR® Payment Services”, "StuzoTM," "PAR RetailTM," and other trademarks identifying our products and services appearing in this Quarterly Report belong to us. This Quarterly Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

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
•PAR's ability to integrate acquisitions into its operations and the timing, complexity and costs associated with integrations, including the acquisitions of Stuzo Holdings, LLC and TASK Group Holdings Limited;
•macroeconomic trends, such as a recession or slowed economic growth, fluctuating interest rates, inflation, and changes in consumer confidence and discretionary spending;
•geopolitical events, such as effects of the Russia-Ukraine war, tensions with China and between China and Taiwan, hostilities in the Middle East, including the Israel conflict(s), and uncertainty relating to the U.S. presidential transition and the Trump administration's policies and regulations, including potential changes to trade agreements or tariffs;
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
•PAR’s ability to generate sufficient cash flow or access additional financing sources as needed to repay its outstanding debts, including amounts owed under its outstanding convertible notes and credit facility;

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
•potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and
•other factors, risks, trends and uncertainties disclosed in our filings with the Securities and Exchange Commission ("SEC"), particularly those listed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in our Quarterly Report for the quarter ended March 31, 2024, and in this Quarterly Report.

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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

Assets	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$105,804	$37,183
Cash held on behalf of customers	15,266	10,170
Short-term investments	12,578	37,194
Accounts receivable – net	60,298	42,679
Inventories	23,915	23,560
Other current assets	14,743	8,123
Current assets of discontinued operations	—	21,690
Total current assets	232,604	180,599
Property, plant and equipment – net	14,865	15,524
Goodwill	803,084	488,918
Intangible assets – net	226,051	93,969
Lease right-of-use assets	7,651	3,169
Other assets	15,019	17,642
Noncurrent assets of discontinued operations	—	2,785
Total Assets	$1,299,274	$802,606
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,186	$25,599
Accrued salaries and benefits	17,959	14,128
Accrued expenses	8,309	3,533
Customers payable	15,266	10,170
Lease liabilities – current portion	2,178	1,120
Customer deposits and deferred service revenue	30,444	9,304
Current liabilities of discontinued operations	—	16,378
Total current liabilities	109,342	80,232
Lease liabilities – net of current portion	5,559	2,145
Long-term debt	466,735	377,647
Deferred service revenue – noncurrent	1,733	4,204
Other long-term liabilities	23,198	3,603
Noncurrent liabilities of discontinued operations	—	1,710
Total liabilities	606,567	469,541
Shareholders’ equity:
Preferred stock, $0.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 116,000,000 shares authorized, 37,773,764 and 29,386,234 shares issued, 36,303,459 and 28,029,915 outstanding at September 30, 2024 and December 31, 2023, respectively	749	584
Additional paid in capital	972,811	625,154
Accumulated deficit	(258,886)	(274,956)
Accumulated other comprehensive loss	(118)	(939)
Treasury stock, at cost, 1,470,305 shares and 1,356,319 shares at September 30, 2024 and December 31, 2023, respectively	(21,849)	(16,778)
Total shareholders’ equity	692,707	333,065
Total Liabilities and Shareholders’ Equity	$1,299,274	$802,606

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Revenues, net:
Subscription service	$59,909	$31,363	$143,160	$89,700
Hardware	22,650	25,824	60,992	78,991
Professional service	14,195	11,514	40,825	38,123
Total revenues, net	96,754	68,701	244,977	206,814
Cost of sales:
Subscription service	26,789	15,497	66,424	46,655
Hardware	16,878	19,295	46,587	63,002
Professional service	10,056	8,775	30,849	31,925
Total cost of sales	53,723	43,567	143,860	141,582
Gross margin	43,031	25,134	101,117	65,232
Operating expenses:
Sales and marketing	10,500	9,532	31,237	29,005
General and administrative	27,352	17,525	77,896	52,926
Research and development	17,821	14,660	49,826	43,863
Amortization of identifiable intangible assets	2,699	464	5,577	1,393
Adjustment to contingent consideration liability	—	—	(600)	(7,500)
Gain on insurance proceeds	(147)	—	(147)	(500)
Total operating expenses	58,225	42,181	163,789	119,187
Operating loss	(15,194)	(17,047)	(62,672)	(53,955)
Other expense, net	(1,400)	(262)	(1,710)	(116)
Interest expense, net	(3,417)	(1,750)	(6,755)	(5,152)
Loss from continuing operations before (provision for) benefit from income taxes	(20,011)	(19,059)	(71,137)	(59,223)
(Provision for) benefit from income taxes	(653)	(175)	6,520	(873)
Net loss from continuing operations	(20,664)	(19,234)	(64,617)	(60,096)
Net income from discontinued operations	832	3,718	80,687	8,973
Net income (loss)	$(19,832)	$(15,516)	$16,070	$(51,123)

Net income (loss) per share (basic and diluted):
Continuing operations	$(0.58)	$(0.70)	$(1.90)	$(2.19)
Discontinued operations	0.02	0.14	2.38	0.33
Total	$(0.56)	$(0.56)	$0.48	$(1.86)

Weighted average shares outstanding (basic and diluted)	35,865	27,472	33,931	27,412

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(19,832)	$(15,516)	$16,070	$(51,123)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	3,790	1,417	821	(142)
Comprehensive income (loss)	$(16,042)	$(14,099)	$16,891	$(51,265)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2023	29,386	$584	$625,154	$(274,956)	$(939)	1,356	$(16,778)	$333,065
Issuance of common stock upon the exercise of stock options	107	2	1,103	—	—	—	—	1,105
Net issuance of restricted stock awards and restricted stock units	329	4	(4)	—	—	—	—	—
Issuance of common stock for acquisition (see Note 3)	442	9	19,161	—	—	—	—	19,170
Proceeds from private placement of common stock, net of issuance costs of $5.5 million	5,175	104	194,386	—	—	—	—	194,490
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	109	(4,838)	(4,838)
Stock-based compensation	—	—	4,410	—	—	—	—	4,410
Foreign currency translation adjustments	—	—	—	—	(2,714)	—	—	(2,714)
Net loss	—	—	—	(18,288)	—	—	—	(18,288)
Balances at March 31, 2024	35,439	$703	$844,210	$(293,244)	$(3,653)	1,465	$(21,616)	$526,400
Issuance of common stock upon the exercise of stock options	35	—	432	—	—	—	—	432
Net issuance of restricted stock awards and restricted stock units	85	2	(2)	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	5	(212)	(212)
Issuance of common stock for employee stock purchase plan	15	—	526	—	—	—	—	526
Stock-based compensation	—	—	7,240	—	—	—	—	7,240
Foreign currency translation adjustments	—	—	—	—	(255)	—	—	(255)
Net income	—	—	—	54,190	—	—	—	54,190
Balances at June 30, 2024	35,574	$705	$852,406	$(239,054)	$(3,908)	1,470	$(21,828)	$588,321
Issuance of common stock upon the exercise of stock options	32	1	501	—	—	—	—	502
Net issuance of restricted stock awards and restricted stock units	5	—	—	—	—	—	—	—
Issuance of common stock for acquisition (see Note 3)	2,163	43	113,967	—	—	—	—	114,010
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	(21)	(21)
Stock-based compensation	—	—	5,937	—	—	—	—	5,937
Foreign currency translation adjustments	—	—	—	—	3,790	—	—	3,790
Net loss	—	—	—	(19,832)	—	—	—	(19,832)
Balances at September 30, 2024	37,774	$749	$972,811	$(258,886)	$(118)	1,470	$(21,849)	$692,707

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

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$16,070	$(51,123)
Net income from discontinued operations	(80,687)	(8,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,702	20,133
Accretion of debt in interest expense, net	1,755	1,594
Accretion of discount on held to maturity investments in interest expense, net	283	—
Current expected credit losses	2,439	783
Provision for obsolete inventory	(14)	(1,271)
Stock-based compensation	16,583	10,544
Impairment loss	225	—
Adjustment to contingent consideration liability	(600)	(7,500)
Deferred income tax	(8,288)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,696)	(2,767)
Inventories	(314)	14,601
Other current assets	(3,935)	(1,817)
Other assets	1,315	(395)
Accounts payable	4,960	1,960
Accrued salaries and benefits	3,490	(3,901)
Accrued expenses	(1,848)	123
Customer deposits and deferred service revenue	6,279	(1,292)
Customers payable	5,096	1,553
Other long-term liabilities	(2,253)	(186)
Cash used in operating activities - continuing operations	(24,438)	(27,934)
Cash provided by (used in) operating activities - discontinued operations	(4,183)	9,446
Net cash used in operating activities	(28,621)	(18,488)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(293,570)	—
Capital expenditures	(791)	(4,650)
Capitalization of software costs	(4,004)	(3,364)
Proceeds from company-owned life insurance policies	3,266	—
Proceeds from sale of held to maturity investments	53,277	68,115
Purchases of held to maturity investments	(28,351)	(64,542)
Cash used in investing activities - continuing operations	(270,173)	(4,441)
Cash provided by (used in) investing activities - discontinued operations	92,075	(371)
Net cash used in investing activities	(178,098)	(4,812)
Cash flows from financing activities:
Proceeds from private placement of common stock, net of issuance costs	194,490	—
Proceeds from debt issuance, net of original issue discount	87,333	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(5,071)	(2,743)
Proceeds from employee stock purchase plan	526	—
Proceeds from exercise of stock options	2,039	912
Cash provided by (used in) financing activities - continuing operations	279,317	(1,831)
Cash provided by (used in) in financing activities - discontinued operations	—	—
Net cash provided by (used in) financing activities	279,317	(1,831)
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Effect of exchange rate changes on cash and cash equivalents	933	(508)
Net increase (decrease) in cash and cash equivalents and cash held on behalf of customers	73,531	(25,639)
Cash and cash equivalents and cash held on behalf of customers at beginning of period	47,539	77,533
Cash and cash equivalents and cash held on behalf of customers at end of period	$121,070	$51,894

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$105,804	$43,136
Cash held on behalf of customers	15,266	8,758
Total cash and cash equivalents and cash held on behalf of customers	$121,070	$51,894

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,713	$4,022
Cash paid for income taxes	1,543	2,392
Capitalized software recorded in accounts payable	36	468
Capital expenditures in accounts payable	62	98
Common stock issued for acquisition	133,181	—

Cash flows are presented on a consolidated basis and include $0.2 million of cash and cash equivalents presented in current assets of discontinued operations in the condensed consolidated balance sheets as of December 31, 2023. Refer to “Note 4 – Discontinued Operations” for additional information related to cash flows from discontinued operations.

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

Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence technologies, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other foodservice outlets with operational efficiencies through a data-driven network with integration capabilities from point-of-sale to the kitchen, to fulfillment. Our subscription services are grouped into two product lines: Engagement Cloud, which includes Punchh and PAR Retail (formerly Stuzo) products and services for customer loyalty and engagement, Plexure for international customer loyalty and engagement, and PAR Ordering (formerly MENU) for omnichannel digital ordering and delivery; and Operator Cloud, which includes PAR POS (formerly Brink POS) and TASK for front-of-house, PAR Payment Services and PAR Pay for payments, and Data Central for back-of-house. The accompanying consolidated financial statements include the Company's accounts and those of its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

The results of operations of the Company's Government segment are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented and the related assets and liabilities associated with the discontinued operations are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheet as of December 31, 2023. All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the Government segment unless otherwise noted specifically as discontinued operations.

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

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents
Cash	$103,643	$37,143
Money market funds	2,161	40
Cash held on behalf of customers	15,266	10,170
Total cash and cash equivalents and cash held on behalf of customers	$121,070	$47,353

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2024. The Company did not experience losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Short-Term Investments

The carrying value of investment securities consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Short-term investments
Treasury bills and notes	$11,985	$37,194
Short-term deposits	593	—
Total short-term investments	$12,578	$37,194

The Company did not have any material gains or losses on these securities during the nine months ended September 30, 2024. The estimated fair value of these securities approximated their carrying value as of September 30, 2024 and December 31, 2023.

Discontinued Operations

In determining whether a group of assets disposed of (or is to be disposed of) should be presented as a discontinued operation, the Company analyzes whether the group of assets disposed of represented a component of the entity; that is, whether it had historic operations and cash flows that were discrete both operationally and for financial reporting purposes. In addition, the Company considers whether the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.

The assets and liabilities of a discontinued operation, other than goodwill, are measured at the lower of carrying amount or fair value, less cost to sell. When a portion of a reporting unit that constitutes a business is to be disposed of, the goodwill associated with that business is included in the carrying amount of the business based on the relative fair values of the business to be disposed of and the portion of the reporting unit that will be retained. Interest is allocated to discontinued operations if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal.

Other Assets

Other assets include deferred implementation costs of $7.9 million and $8.8 million and deferred commissions of $3.6 million and $2.6 million at September 30, 2024 and December 31, 2023, respectively.

The following table summarizes amortization expense for deferred implementation costs and deferred commissions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization of deferred implementation costs	$1,569	$1,271	$4,612	$3,409
Amortization of deferred commissions	430	226	1,235	617

Other assets include the cash surrender value of life insurance related to the Company’s deferred compensation plan eligible to certain employees. The cash surrender value of the deferred compensation plan was cashed out during the three months ended September 30, 2024. The balance of the life insurance policies was zero and $3.3 million at September 30, 2024 and December 31, 2023, respectively.

Other Long-Term Liabilities

Other long-term liabilities include deferred tax liabilities of $22.7 million and $0.8 million at September 30, 2024 and December 31, 2023, respectively.

Other long-term liabilities include amounts owed to employees that participated in the Company’s deferred compensation plan. Amounts owed to employees who participated in the deferred compensation plan were $0.1 million and $0.4 million at September 30, 2024 and December 31, 2023, respectively.

Gain on Insurance Proceeds

During the nine months ended September 30, 2024, and 2023 the Company received $0.1 million and $0.5 million, respectively, of insurance proceeds in connection with the settlement of legacy claims.

Related Party Transactions

During the nine months ended September 30, 2023, Ronald Shaich, the sole member of Act III Management LLC ("Act III Management"), served as a strategic advisor to the Company's board of directors pursuant to a strategic advisor agreement, which terminated on June 1, 2023. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management.

As of September 30, 2024 and December 31, 2023, the Company had zero accounts payable owed to Act III Management. During the three months ended September 30, 2024 and 2023, the Company paid Act III Management zero and during the nine months ended September 30, 2024 and 2023 the Company paid Act III Management zero and $0.1 million, respectively, for services performed under the strategic advisor agreement.

In connection with the acquisition of TASK Group Holdings Limited (“TASK Group” and such acquisition, the "TASK Group Acquisition"), the Company leases an Australian office from the Houden Superannuation Fund. The trustees and beneficiaries of the Houden Superannuation Fund include two executives of TASK Group. The Australian office has been occupied by the TASK Group since 2005 with the last rent increase occurring in March 2021 based on an independent review of comparable market rent. During the three months ended September 30, 2024, the Company paid the Houden Superannuation Fund $0.1 million in rent. The Company had zero accounts payable owed to the Houden Superannuation Fund as of September 30, 2024.

Impairment of Long-Lived Assets

During the three months ended September 30, 2024, the Company recorded an impairment loss of $0.2 million included in general and administrative expense in the condensed consolidated statements of operations related to the discontinuance of the Brink POS trade name.

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2024 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition
Deferred Revenue
Deferred revenue is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Current	$28,777	$7,250
Non-current	1,733	4,204
Total	$30,510	$11,454
Most performance obligations greater than one year relate to service and support contracts that the Company expects to fulfill within 36 months. The Company expects to fulfill 100% of service and support contracts within 60 months.
The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2024	2023
Beginning balance - January 1	$11,454	$13,584
Acquired deferred revenue (Note 3)	12,391	—
Recognition of deferred revenue	(73,706)	(19,074)
Deferral of revenue	79,911	17,889
Impact of foreign currency translation on deferred revenue	460	—
Ending balance - September 30	$30,510	$12,399
The above tables exclude customer deposits of $1.7 million and $2.0 million as of the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $1.4 million and $2.7 million. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $6.3 million and $8.7 million.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line because the Company believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by contract terms and economic factors.

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Point in time	Over time	Point in time	Over time
Subscription service	$—	$59,909	$—	$31,363
Hardware	22,650	—	25,824	—
Professional service	5,263	8,932	4,272	7,242
Total	$27,913	$68,841	$30,096	$38,605

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Point in time	Over time	Point in time	Over time
Subscription service	$—	$143,160	$—	$89,700
Hardware	60,992	—	78,991	—
Professional service	15,977	24,848	16,467	21,656
Total	$76,969	$168,008	$95,458	$111,356

Note 3 — Acquisitions

TASK Group Acquisition

On July 18, 2024 (New York Time), July 19, 2024 (Sydney Time) (the "TASK Closing Date"), the Company completed its acquisition of TASK Group, pursuant to a court-approved scheme of arrangement. On the TASK Closing Date, the Company paid TASK Group's shareholders approximately $131.5 million in cash consideration, and issued 2,163,393 shares of common stock at a price of $52.70 per share of Company common stock, for a total purchase consideration of $245.5 million. The Company acquired TASK Group to expand its footprint in the international foodservice vertical with TASK Group's Australia-based global foodservice transaction platform that offers international unified commerce solutions and loyalty and engagement solutions.

The Company incurred acquisition expenses related to the TASK Group Acquisition of approximately $2.9 million which are included in general and administrative in the condensed consolidated statements of operations.

The TASK Group Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of the TASK Closing Date. The fair value determinations were based on management's estimates and assumptions, with the assistance of independent valuation and tax consultants. Preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the TASK Closing Date) as management finalizes its procedures and net working capital adjustments (if any) are settled.

The following table presents management's preliminary purchase price allocation:

(in thousands)	Purchase price allocation
Cash	$4,179
Short-term investments	562
Accounts receivable	7,105
Property and equipment	1,030
Lease right-of-use assets	3,418
Developed technology	32,100
Customer relationships	48,000
Trade names	1,800
Prepaid and other acquired assets	1,916
Goodwill	181,442
Total assets	281,552
Accounts payable	4,212
Accrued expenses	3,502
Lease right-of-use liabilities	3,397
Deferred revenue	4,710
Deferred taxes	20,263
Consideration paid	$245,468

Intangible Assets

The Company identified three acquired intangible assets in the TASK Group Acquisition: developed technology; customer relationships; and trade names split across the TASK and Plexure product lines. The preliminary fair values of developed technology and customer relationship intangible assets were determined utilizing the “multi-period excess earnings method”, which method is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a seven-year economic life and discount rate of 12.5% in determining the Plexure developed technology and a seven-year economic life and discount rate of 14.0% in determining the TASK developed technology preliminary intangible fair values. The Company applied a 10.0% estimated annual attrition rate and a discount rate of 14.0% for the TASK customer relationships and applied a 95.0% probability of renewal factor and a discount rate of 12.5% for the

Plexure customer relationships intangible preliminary fair values. The preliminary fair value of trade names intangible was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings recognized from not having to pay a royalty for the use of an asset. The Company applied a fair and reasonable royalty rate of 0.5% and a discount rate of 12.5% for the TASK trade name and a fair and reasonable royalty rate of 0.5% and a discount rate of 14.0% in determining the Plexure trade name intangible preliminary fair values. The estimated useful life of each of the foregoing identifiable intangible assets was preliminarily determined to be: seven years for developed technology; thirteen years for customer relationships; and eight years for the trade names.

Goodwill

Goodwill represents the excess of consideration transferred for the fair value of net identifiable assets acquired and is tested for impairment at least annually. The goodwill value represents expected synergies from the product acquired and other benefits. It is not deductible for income tax purposes.

Deferred Taxes

The Company determined the deferred tax position to be recorded at the time of the TASK Group Acquisition in accordance with ASC Topic 740, Income Taxes, resulting in recognition of $20.3 million in deferred tax liabilities for future reversal of taxable temporary differences primarily for intangible assets.

Stuzo Acquisition

On March 8, 2024, the Company acquired 100% of the outstanding equity interests of Stuzo Blocker, Inc., Stuzo Holdings, LLC and their subsidiaries (collectively, “Stuzo” and such acquisition, the “Stuzo Acquisition”), a digital engagement software provider to convenience and fuel retailers ("C-Stores"), for purchase consideration of approximately $170.5 million paid in cash (the "Cash Consideration"), subject to certain adjustments (including customary adjustments for Stuzo cash, debt, debt-like items, and net working capital), and $19.2 million paid in shares of Company common stock. 441,598 shares of common stock were issued as purchase consideration, determined using a fair value share price of $43.41. The Company acquired Stuzo to expand its footprint in the C-Stores market vertical with Stuzo's industry-leading guest engagement platform (PAR Retail) serving major brands in the space.

$1.5 million of the Cash Consideration was deposited into an escrow account administered by a third party to fund potential post-closing adjustments and obligations. During the three months ended September 30, 2024, the escrow account was released in full.

The Company incurred acquisition expenses related to the Stuzo Acquisition of approximately $2.9 million which are included in general and administrative in the condensed consolidated statements of operations.

The Stuzo Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of March 8, 2024, (the "Stuzo Acquisition Date"). The fair value determinations were based on management's estimates and assumptions, with the assistance of independent valuation and tax consultants. Preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the Stuzo Acquisition Date) as management finalizes its procedures and net working capital adjustments (if any) are settled.

During the three months ended September 30, 2024, preliminary fair values of assets and liabilities as of the Stuzo Acquisition Date were adjusted to reflect ongoing acquisition valuation analyses and net working capital adjustments. These adjustments included changes to accrued expenses and goodwill to reflect changes in underlying fair value assumptions. The Company is in the process of finalizing valuation assumptions for the intangibles and the sales tax liability exposure as of the Stuzo Acquisition Date.

The following table presents management's current purchase price allocation and the initial purchase price allocation:

(in thousands)	Current purchase price allocation	Initial purchase price allocation
Cash	$4,244	$4,244
Accounts receivable	1,262	2,208
Property and equipment	307	307
Developed technology	18,200	18,200
Customer relationships	39,400	39,000
Trademarks	5,400	6,600
Non-competition agreements	3,500	4,800
Prepaid and other acquired assets	774	774
Goodwill	136,602	132,140
Total assets	209,689	208,273
Accounts payable	317	317
Accrued expenses	4,053	4,459
Deferred revenue	7,680	5,443
Deferred taxes	7,934	8,349
Consideration paid	$189,705	$189,705

Intangible Assets

The Company identified four acquired intangible assets in the Stuzo Acquisition: developed technology; customer relationships; trademarks; and non-competition agreements. The preliminary fair values of developed technology and customer relationship intangible assets were determined utilizing the “multi-period excess earnings method”, which method is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a seven-year economic life and discount rate of 12.5% in determining the Stuzo developed technology preliminary intangible fair value and applied a 7.0% estimated annual attrition rate and discount rate of 12.5% in determining the Stuzo customer relationships intangible preliminary fair value. The preliminary fair value of trademarks intangible was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings recognized from not having to pay a royalty for the use of an asset. The Company applied a fair and reasonable royalty rate of 1.0% and discount rate of 12.5% in determining the trademarks intangible preliminary fair value. The preliminary fair value of the Stuzo non-competition agreements was determined utilizing the discounted earnings method. The estimated useful life of each of the foregoing identifiable intangible assets was preliminarily determined to be: seven years for developed technology; fifteen years for customer relationships related to SaaS platform and related support; five years for customer relationships related to managed platform development services; indefinite for the trademarks; and five years for the non-competition agreements.

Goodwill

Goodwill represents the excess of consideration transferred for the fair value of net identifiable assets acquired and is tested for impairment at least annually. The goodwill value represents expected synergies from the product acquired and other benefits. It is not deductible for income tax purposes.

Deferred Taxes

The Company determined the deferred tax position to be recorded at the time of the Stuzo Acquisition in accordance with ASC Topic 740, Income Taxes, resulting in recognition of $7.9 million in deferred tax liabilities for future reversal of taxable temporary differences primarily for intangible assets.

The net deferred tax liability relating to the Stuzo Acquisition was determined by the Company to provide future taxable temporary differences that allow for the Company to utilize certain previously fully reserved deferred tax assets. Accordingly, the Company recognized a reduction to its valuation allowance resulting in a net tax benefit of $7.7 million for the nine months ended September 30, 2024.

Pro Forma Financial Information - unaudited

For the three and nine months ended September 30, 2024, the Stuzo Acquisition resulted in additional revenues of $10.7 million and $23.4 million, respectively, and income before income taxes of $1.6 million and $3.4 million, respectively; and the TASK Group Acquisition resulted in additional revenues of $9.6 million and $9.6 million, respectively, and loss before income taxes of $(0.1) million and $(0.1) million, respectively.

The following table summarizes the Company's unaudited pro forma results of operations for the three and nine months ended September 30, 2024 and 2023 as if the TASK Group Acquisition and Stuzo Acquisition had occurred on January 1, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total revenue	$98,999	$90,968	$279,094	$273,100
Net loss from continuing operations	(29,862)	(19,642)	(82,960)	(51,922)
The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. These unaudited pro forma results include certain adjustments, primarily due to increases in amortization expense due to the fair value adjustments of intangible assets, acquisition related costs and the impact of income taxes on the pro forma adjustments. $5.4 million of acquisition costs have been reflected in the 2023 pro forma results.

Note 4 — Discontinued Operations

On June 7, 2024 (the “PGSC Closing Date”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Booz Allen Hamilton Inc. ("Booz Allen Hamilton") for the sale of PAR Government Systems Corporation ("PGSC"), a wholly owned subsidiary of the Company. Pursuant to the Purchase Agreement, on the Closing Date, Booz Allen Hamilton acquired 100% of the issued and outstanding shares of common stock of PGSC for a cash purchase price of $95.0 million, before customary post-closing adjustments based on PGSC’s indebtedness, working capital, cash, and transaction expenses at closing. At closing we entered into a transition services agreement with Booz Allen Hamilton pursuant to which the Company and Booz Allen Hamilton provide certain transitional services to each other as contemplated by and subject to the Purchase Agreement. The service period for the transitional services generally ends during the third quarter of 2025.
On July 1, 2024 (the "RRC Closing Date"), the Company sold 100% of the issued and outstanding equity interests of Rome Research Corporation ("RRC"), a wholly-owned subsidiary of the Company, to NexTech Solutions Holdings, LLC ("NexTech") for a cash purchase price of $7.0 million, before customary post-closing adjustments based on RRC’s indebtedness, working capital, cash, and transaction expenses at closing. At closing we entered into a transition services agreement with NexTech pursuant to which the Company and NexTech provide certain transitional services to each other as contemplated by and subject to the transition services agreement. The service period for the transitional services generally ends during the third quarter of 2025.
The sale of PGSC and RRC comprise the sale of 100% of the Company's Government segment. The Company recognized a pre-tax gain on sale of $77.2 million from the sale of PGSC and RRC in the nine months ended September 30, 2024.

Pursuant to the Purchase Agreement, within 120 days following the PGSC Closing Date Booz Allen Hamilton is required to deliver to the Company a closing statement setting forth its determination of net working capital and any resulting net working capital surplus or deficit. To the extent there is an adjustment to net working capital, as agreed to by the Company and Booz Allen Hamilton pursuant to the Purchase Agreement, any such change will be recorded as an adjustment to the gain on sale of discontinued operations for the period such change occurs.

Pursuant to the sale of RRC, $0.7 million of the cash purchase price was deposited into an escrow account administered by a third party to fund potential post-closing adjustments and obligations. As of September 30, 2024, the balance in the escrow account remained at $0.7 million. Within 90 days following the RRC Closing Date NexTech is required to deliver to the Company a closing statement setting forth its determination of net working capital and any resulting net working capital surplus or deficit. To the extent there is an adjustment to net working capital, as agreed to by the Company and NexTech pursuant to the sale, any such change will be recorded as an adjustment to the gain on sale of discontinued operations for the period such change occurs.

As of September 30, 2024, the Company estimated the federal taxable gain on sale for PGSC and RRC to be $74.6 million, however, we expect to offset the taxable gain through the utilization of several tax benefits including $41.8 million of our net operating loss carryforwards, $22.4 million of our Section 163(j) interest expense limitation carryforwards, and $1.6 million of our research and development tax credits. Additionally, the income tax associated with the gain will be impacted by the final allocation of the sales price, which may be materially different from the Company’s estimates. The impact of changes in estimated income tax (if any) will be recorded as an adjustment to discontinued operations in the period such change in estimate occurs.

The Company incurred expenses related to its disposition of PGSC and RRC of approximately $6.9 million which are included in net income from discontinued operations in the condensed consolidated statements of operations.

The accounting requirements for reporting the disposition of PGSC and RRC as discontinued operations were met when the disposition of PGSC was completed and the sale of RRC was deemed probable. Accordingly, the historical results of PGSC and RRC have been presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.

The following table presents the major classes of assets and liabilities of discontinued operations for PGSC and RRC as of December 31, 2023:

(in thousands)	December 31, 2023
Accounts receivable – net	$20,703
Other current assets	987
Total current assets	21,690
Noncurrent assets	2,785
Total assets of discontinued operations	$24,475

Accounts payable	4,209
Accrued salaries and benefits	5,013
Accrued expenses	6,910
Other current liabilities	246
Total current liabilities	16,378
Noncurrent liabilities	1,710
Total liabilities of discontinued operations	$18,088

The following table presents the major categories of income from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contract revenue	$—	$38,433	$66,540	$101,301
Contract cost of sales	—	(34,506)	(60,218)	(91,970)
Operating income from discontinued operations	—	3,927	6,322	9,331
General and administrative expense	177	(67)	(693)	(80)
Other expense, net	—	(111)	—	(221)
Gain on sale of discontinued operations	451	—	77,205	—
Income from discontinued operations before provision for income taxes	628	3,749	82,834	9,030
Benefit from (provision for) income taxes	204	(31)	(2,147)	(57)
Net income from discontinued operations	$832	$3,718	$80,687	$8,973

In accordance with ASC Topic 205, Presentation of Financial Statements, the Company adjusted contract cost of sales to exclude corporate overhead allocated to discontinued operations for all periods presented.

The following table presents select non-cash operating and investing activities related to cash flows from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation and amortization	$—	$116	$200	$347
Capital expenditures	—	156	233	370
Stock-based compensation	50	37	1,004	98

Note 5 — Accounts Receivable, net

At September 30, 2024 and December 31, 2023, the Company had current expected credit losses of $3.6 million and $1.9 million, respectively, against accounts receivable.

Changes in the current expected credit loss for the nine months ended September 30 were:

(in thousands)	2024	2023
Beginning Balance - January 1	$1,949	$2,134
Provisions	2,439	783
Write-offs	(763)	(734)
Ending Balance - September 30	$3,625	$2,183

Note 6 — Inventories, net

The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Finished goods	$15,389	$13,530
Work in process	185	216
Component parts	7,793	9,147
Service parts	548	667
Inventories, net	$23,915	$23,560

At September 30, 2024 and December 31, 2023, the Company had excess and obsolescence reserves of $8.9 million and $9.0 million, respectively, against inventories.
Note 7 — Identifiable Intangible Assets and Goodwill

The Company's identifiable intangible assets represent intangible assets acquired in acquisitions and software development costs. The components of identifiable intangible assets are:

(in thousands)	September 30, 2024	December 31, 2023	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$173,889	$119,800	3 - 7 years	5.40 years
Internally developed software costs	37,913	34,735	3 years	2.76 years
Customer relationships	101,910	14,510	5 - 15 years	11.26 years
Trade names	3,210	1,410	2 - 8 years	7.73 years
Non-competition agreements	3,530	30	1 - 5 years	4.5 years
	320,452	170,485
Impact of currency translation on intangible assets	1,376	1,399
Less: accumulated amortization	(110,900)	(87,001)
	210,928	84,883
Internally developed software costs not meeting general release threshold	3,923	2,886
Trademarks, trade names (non-amortizable)	11,200	6,200	Indefinite
	$226,051	$93,969

Software costs placed into service during the three months ended September 30, 2024 and 2023, were $1.3 million and $0.3 million, respectively. Software costs placed into service during the nine months ended September 30, 2024 and 2023, were $3.2 million and $2.4 million, respectively.

The following table summarizes amortization expense for acquired developed technology and internally developed software:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization of acquired developed technology	$5,660	$4,020	$14,628	$12,160
Amortization of internally developed software	1,168	1,460	3,591	4,606
Amortization of identifiable intangible assets recorded in cost of sales	6,828	5,480	18,219	16,766
Amortization expense recorded in operating expenses	2,699	464	5,577	1,393
Impact of foreign currency translation on intangible assets	(484)	215	126	(126)

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold is:

(in thousands)
2024, remaining	$9,910
2025	38,423
2026	36,411
2027	32,163
2028	22,123
Thereafter	71,898
Total	$210,928

Goodwill carried is as follows:

(in thousands)	2024	2023
Beginning balance - January 1	$488,918	$486,026
Stuzo Acquisition	136,602	—
TASK Group Acquisition	181,442	—
Foreign currency translation	(3,878)	311
Ending balance - September 30	$803,084	$486,337
Note 8 — Debt

In connection with, and to partially fund the TASK Group Acquisition, on July 5, 2024, the Company entered into a credit agreement (the "Credit Agreement"), as the borrower, with certain of its U.S. subsidiaries, as guarantors, the lenders party thereto, Blue Owl Capital Corporation, as administrative agent and collateral agent, and Blue Owl Credit Advisors, LLC, as lead arranger and bookrunner, that provides for a term loan in an initial aggregate principal amount of $90.0 million (the "Credit Facility" and, the loans thereunder, the “Term Loans”).

The Credit Facility matures on the earlier of (i) July 5, 2029 and (ii) the date on which the Company's 1.50% Convertible Senior Notes due 2027 (the "2027 Notes") become due and payable in accordance with their terms. The Term Loans bear interest at a rate equal to either of the following, as selected by the Company: (i) an alternate base rate plus an applicable margin of 4.50%, 4.00% or 3.50% based on a total net recurring revenue leverage ratio, or (ii) a secured overnight financing rate plus an applicable margin of 5.50%, 5.00% or 4.50% based on a total net recurring revenue leverage ratio. Voluntary prepayments of the Term Loans, as well as certain mandatory prepayments of the Term Loans, require payment of a prepayment premium of 4.0% during the first year of the Credit Facility, 3.0% during the second year of the Credit Facility, and 1.0% during the third year of the Credit Facility. Under the Credit Agreement, on a quarterly basis commencing with the fiscal quarter ended December 31, 2024, the Company is required to maintain liquidity of at least $20.0 million and a total net annual recurring revenue leverage ratio of no greater than 1.25 to 1.00.

The following table summarizes information about the net carrying amounts of long-term debt as of September 30, 2024:

(in thousands)	2026 Notes	2027 Notes	Credit Facility	Total
Principal amount of notes outstanding	$120,000	$265,000	$90,000	$475,000
Unamortized debt issuance cost	(1,251)	(4,551)	(1,164)	(6,966)
Unamortized discount	—	—	(1,299)	(1,299)
Total notes payable	$118,749	$260,449	$87,537	$466,735

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2023:

(in thousands)	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$120,000	$265,000	$385,000
Unamortized debt issuance cost	(1,811)	(5,542)	(7,353)
Total notes payable	$118,189	$259,458	$377,647

The following table summarizes interest expense recognized on the long-term debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contractual interest expense	$3,963	$2,554	$7,676	$6,016
Amortization of debt issuance costs	623	541	1,647	1,594
Amortization of discount	108	—	108	—
Total interest expense	$4,694	$3,095	$9,431	$7,610

The following table summarizes the future principal payments as of September 30, 2024:

(in thousands)
2024, remaining	$—
2025	—
2026	120,000
2027	355,000
2028	—
Thereafter	—
Total	$475,000
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
Note 10 — Stock-Based Compensation

Stock-based compensation expense, net of forfeitures and adjustments of zero and $0.1 million, was $5.9 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense, net of forfeitures and adjustments of $0.2 million and $0.4 million, was $16.6 million and $10.5 million for the nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024, the aggregate unrecognized compensation expense related to unvested equity awards was $32.3 million, which is expected to be recognized as compensation expense in fiscal years 2024 through 2027.

A summary of stock option activity for the nine months ended September 30, 2024 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2024	920	$13.04
Exercised	(174)	12.03
Canceled/forfeited	(16)	13.22
Outstanding at September 30, 2024	730	$13.28

A summary of unvested restricted stock units activity for the nine months ended September 30, 2024 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2024	839	$35.83
Granted	587	47.60
Vested	(407)	33.95
Canceled/forfeited	(94)	37.30
Outstanding at September 30, 2024	925	$42.49

A total of 330,000 shares of Company common stock were made available for purchase under the Company's 2021 Employee Stock Purchase Plan ("ESPP"), subject to adjustment as provided for in the ESPP. As of September 30, 2024, 15,251 shares of common stock were purchased.
Note 11 — Net Income (Loss) Per Share

Net income (loss) per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At September 30, 2024, there were 730,000 anti-dilutive stock options outstanding compared to 929,000 as of September 30, 2023. At September 30, 2024, there were 925,000 anti-dilutive restricted stock units outstanding compared to 862,000 as of September 30, 2023.
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
Note 13 — Geographic Information and Customer Concentration
The following table represents revenues by country based on the location of the revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$81,638	$62,279	$219,353	$190,223
International	15,116	6,422	25,624	16,591
Total	$96,754	$68,701	$244,977	$206,814

The following table represents assets by country based on the location of the assets:

(in thousands)	September 30, 2024	December 31, 2023
United States	$984,773	$767,894
International	314,501	34,712
Total	$1,299,274	$802,606

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
McDonald’s Corporation	18%	11%	13%	12%
Yum! Brands, Inc.	8%	14%	9%	14%
Dairy Queen	7%	10%	8%	11%
All Others	67%	65%	70%	63%
Total	100%	100%	100%	100%

No other customer within "All Others" represented 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2024 or 2023.

Note 14 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of September 30, 2024 and December 31, 2023 were considered representative of their fair values because of their short-term nature and are classified as Level 1 of the fair value hierarchy. Debt instruments are recorded at principal amount net of unamortized debt issuance cost and discount (refer to "Note 8 - Debt" for additional information). The estimated fair value of the 2.875% Convertible Senior Notes due 2026 (the "2026 Notes"), 1.50% Convertible Senior Notes due 2027 (the "2027 Notes"), and the Credit Facility at September 30, 2024 was $161.5 million, $264.4 million, and $88.7 million respectively. As the Credit Facility has a variable interest rate and has no equity component, the book value of the Credit Facility is equal to the fair value. The estimated fair value of the 2026 Notes and 2027 Notes at December 31, 2023 was $145.6 million and $236.1 million respectively. The valuation techniques used to determine the fair value of the Company's long-term debt are classified in Level 2 of the fair value hierarchy as they are derived from broker quotations.

Deferred compensation assets and liabilities primarily relate to the Company’s deferred compensation plan, which allows for pre-tax salary deferrals for certain employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by plan participants. Deferred compensation liabilities are classified in Level 2, the fair value classification as defined under FASB ASC Topic 820, Fair Value Measurements, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds insurance investments to partially offset the Company’s liabilities under its deferred compensation plan, which are recorded at fair value each period using the cash surrender value of the insurance investments.

The cash surrender value of the life insurance policy was zero and $3.3 million at September 30, 2024 and December 31, 2023, respectively, and is included in other assets on the condensed consolidated balance sheets. Amounts owed to employees participating in the deferred compensation plan at September 30, 2024 were $0.1 million compared to $0.4 million at December 31, 2023 and are included in other long-term liabilities on the condensed consolidated balance sheets.

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

During the three months ended June 30, 2024, the Company determined that there would be no earn-out payment related to the MENU Acquisition. As such, the Company reduced the fair value of the earn-out liability to zero. The earn-out period expired on July 31, 2024 with no payment made.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended September 30:

(in thousands)	2024	2023
Balance at January 1	$600	$9,800
Change in fair value of contingent consideration	(600)	(7,500)
Balance at September 30	$—	$2,300

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
OVERVIEW

Q3 2024 Operating Performance Highlights

Organic - Year-over-year growth of 24.8%	Total - Year-over-year growth of 93.3%

GAAP - Year-over-year 4.7% improvement

Non-GAAP - Year-over-year 2.6% decline

Net Loss from Cont. Ops. Year-over-year decline of $1.4 million

Adjusted EBITDA Year-over-year improvement of $9.0 million

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including annual recurring revenue ("ARR"), non-GAAP subscription service gross margin percentage, and adjusted EBITDA. We use these key performance indicators and non-GAAP financial measures to evaluate our performance.

Q3 2024 Corporate Development Highlights

•Sale of Rome Research Corporation: On July 1, 2024, the Company sold Rome Research Corporation for $7.0 million, before customary post-closing adjustments, completing the divestiture of PAR's Government segment.

•Acquisition of TASK Group: In July 2024, the Company secured a term loan of $90.0 million under the Credit Facility which was used in connection with its acquisition of TASK Group. TASK Group, an Australia-based entity, offers international unified commerce solutions, including interactive customer engagement and seamless integration, tailored for major brands worldwide. The TASK Group’s transaction management platform, TASK, is used by some of the world’s largest foodservice brands including, Starbucks and Guzman Y Gomez, while its loyalty customer engagement platform, Plexure, is used by McDonald’s Corporation in 65 markets. With the addition of TASK Group, the Company will be able to serve the top enterprise foodservice brands across the globe with a unified commerce approach from front-of-house to back-of-house.

Refer to “Note 3 – Acquisitions”, “Note 4 – Discontinued Operations”, and “Note 8 – Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report for additional information about the sale of RRC, the Credit Facility, and the acquisition of TASK Group.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Revenues, net:
Subscription service	$59,909	$31,363	61.9%	45.7%	91.0%
Hardware	22,650	25,824	23.4%	37.6%	(12.3)%
Professional service	14,195	11,514	14.7%	16.8%	23.3%
Total revenues, net	$96,754	$68,701	100.0%	100.0%	40.8%

Gross margin:
Subscription service	$33,120	$15,866	34.2%	23.1%	108.7%
Hardware	5,772	6,529	6.0%	9.5%	(11.6)%
Professional service	4,139	2,739	4.3%	4.0%	51.1%
Total gross margin	$43,031	$25,134	44.5%	36.6%	71.2%

Operating expenses:
Sales and marketing	$10,500	$9,532	10.9%	13.9%	10.2%
General and administrative	27,352	17,525	28.3%	25.5%	56.1%
Research and development	17,821	14,660	18.4%	21.3%	21.6%
Amortization of identifiable intangible assets	2,699	464	2.8%	0.7%	> 200%
Gain on insurance proceeds	(147)	—	(0.2)%	—%	—%
Total operating expenses	$58,225	$42,181	60.2%	61.4%	38.0%

Operating loss	$(15,194)	$(17,047)	(15.7)%	(24.8)%	(10.9)%
Other expense, net	(1,400)	(262)	(1.4)%	(0.4)%	> 200%
Interest expense, net	(3,417)	(1,750)	(3.5)%	(2.5)%	95.3%
Loss from continuing operations before benefit from (provision for) income taxes	(20,011)	(19,059)	(20.7)%	(27.7)%	5.0%
Provision for income taxes	(653)	(175)	(0.7)%	(0.3)%	> 200%
Net loss from continuing operations	$(20,664)	$(19,234)	(21.4)%	(28.0)%	7.4%
Net income from discontinued operations	832	3,718	0.9%	5.4%	(77.6)%
Net income (loss)	$(19,832)	$(15,516)	(20.5)%	(22.6)%	27.8%

Consolidated Results (continued):

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Revenues, net:
Subscription service	$143,160	$89,700	58.4%	43.4%	59.6%
Hardware	60,992	78,991	24.9%	38.2%	(22.8)%
Professional service	40,825	38,123	16.7%	18.4%	7.1%
Total revenues, net	$244,977	$206,814	100.0%	100.0%	18.5%

Gross margin:
Subscription service	$76,736	$43,045	31.3%	20.8%	78.3%
Hardware	14,405	15,989	5.9%	7.7%	(9.9)%
Professional service	9,976	6,198	4.1%	3.0%	61.0%
Total gross margin	$101,117	$65,232	41.3%	31.5%	55.0%

Operating expenses:
Sales and marketing	$31,237	$29,005	12.8%	14.0%	7.7%
General and administrative	77,896	52,926	31.8%	25.6%	47.2%
Research and development	49,826	43,863	20.3%	21.2%	13.6%
Amortization of identifiable intangible assets	5,577	1,393	2.3%	0.7%	> 200%
Adjustment to contingent consideration liability	(600)	(7,500)	(0.2)%	(3.6)%	(92.0)%
Gain on insurance proceeds	(147)	(500)	(0.1)%	(0.2)%	(70.6)%
Total operating expenses	$163,789	$119,187	66.9%	57.6%	37.4%

Operating loss	$(62,672)	$(53,955)	(25.6)%	(26.1)%	16.2%
Other expense, net	(1,710)	(116)	(0.7)%	(0.1)%	> 200%
Interest expense, net	(6,755)	(5,152)	(2.8)%	(2.5)%	31.1%
Loss from continuing operations before benefit from (provision for) income taxes	(71,137)	(59,223)	(29.0)%	(28.6)%	20.1%
Benefit from (provision for) income taxes	6,520	(873)	2.7%	(0.4)%	< 200%
Net loss from continuing operations	$(64,617)	$(60,096)	(26.4)%	(29.1)%	7.5%
Net income from discontinued operations	80,687	8,973	32.9%	4.3%	> 200%
Net income (loss)	$16,070	$(51,123)	6.6%	(24.7)%	(131.4)%

Revenues, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Subscription service	$59,909	$31,363	61.9%	45.7%	91.0%
Hardware	22,650	25,824	23.4%	37.6%	(12.3)%
Professional service	14,195	11,514	14.7%	16.8%	23.3%
Total revenues, net	$96,754	$68,701	100.0%	100.0%	40.8%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Total revenues were $96.8 million for the three months ended September 30, 2024, an increase of $28.1 million or 40.8% compared to $68.7 million for the three months ended September 30, 2023.

Subscription service revenues were $59.9 million for the three months ended September 30, 2024, an increase of $28.5 million or 91.0% compared to $31.4 million for the three months ended September 30, 2023. The increase was substantially driven by increased Engagement Cloud subscription service revenues of $21.8 million, of which $18.5 million was driven by inorganic increases in revenues of $10.7 million and $7.8 million stemming from the post-acquisition operations of the PAR Retail and Plexure product lines, respectively. The residual increase of $3.3 million from Engagement Cloud subscription services was driven by a 21.9% organic increase in active sites and an 8.4% organic increase in average revenue per site equally driven by cross-selling initiatives, upselling, and price increases. Operator Cloud subscription services increased $6.5 million of which $1.4 million was driven by an inorganic increase in revenues stemming from the post-acquisition operations of the TASK product line. The residual increase of $5.1 million from Operator Cloud subscription services was driven by a 16.8% increase in organic active sites and a 12.2% increase in average revenue per site equally driven by cross-selling initiatives, upselling, and price increases.

Hardware revenues were $22.7 million for the three months ended September 30, 2024, a decrease of $3.2 million or 12.3% compared to $25.8 million for the three months ended September 30, 2023. The decrease primarily consists of decreases in hardware revenues from international hardware sales of $1.3 million, peripherals (scanners, printers, and components) of $0.8 million, and tablets of $0.6 million. These decreases were substantially driven by the timing of tier one enterprise customer hardware refresh cycles and timing of onboarding of Operator Cloud customers buying hardware.

Professional service revenues were $14.2 million for the three months ended September 30, 2024, an increase of $2.7 million or 23.3% from $11.5 million for the three months ended September 30, 2023. The increase was substantially driven by a $1.1 million increase in hardware repair services, a $0.8 million increase in field operations, and a $0.5 million increase in installation services.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Subscription service	$143,160	$89,700	58.4%	43.4%	59.6%
Hardware	60,992	78,991	24.9%	38.2%	(22.8)%
Professional service	40,825	38,123	16.7%	18.4%	7.1%
Total revenues, net	$244,977	$206,814	100.0%	100.0%	18.5%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Total revenues were $245.0 million for the nine months ended September 30, 2024, an increase of $38.2 million or 18.5% compared to $206.8 million for the nine months ended September 30, 2023.

Subscription service revenues were $143.2 million for the nine months ended September 30, 2024, an increase of $53.5 million or 59.6% compared to $89.7 million for the nine months ended September 30, 2023. The increase was substantially driven by increased Engagement Cloud subscription service revenues of $35.5 million, of which $31.2 million was driven by inorganic increases in revenues of $23.4 million and $7.8 million stemming from the post-acquisition operations of the PAR Retail and Plexure product lines, respectively. The residual increase of $4.3 million from Engagement Cloud subscription services was driven by an 8.5% organic increase in active sites. Operator Cloud subscription services increased $17.7 million of which revenues of $1.4 million was driven by an inorganic increase in revenues stemming from the post-acquisition operations of the TASK product line. The residual increase of $16.3 million from Operator Cloud subscription services was driven by an 18.3% increase in organic active sites and a 13.1% increase in average revenue per site equally driven by cross-selling initiatives, upselling, and price increases.

Hardware revenues were $61.0 million for the nine months ended September 30, 2024, a decrease of $18.0 million or 22.8% compared to $79.0 million for the nine months ended September 30, 2023. The decrease primarily consists of decreases in hardware revenues from terminals of $6.2 million, peripherals of $4.2 million, and kitchen display systems of $3.7 million. These decreases were substantially driven by the timing of tier one enterprise customer hardware refresh cycles and timing of onboarding of Operator Cloud customers buying hardware.

Professional service revenues were $40.8 million for the nine months ended September 30, 2024, an increase of $2.7 million or 7.1% from $38.1 million for the nine months ended September 30, 2023. The increase was substantially driven by a $3.1 million increase in hardware repair services and a $1.6 million increase in field operations, partially offset by a $1.7 million decrease in installation services.

Gross Margin

	Three Months Ended September 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Subscription service	$33,120	$15,866	55.3%	50.6%	4.7%
Hardware	5,772	6,529	25.5%	25.3%	0.2%
Professional service	4,139	2,739	29.2%	23.8%	5.4%
Total gross margin	$43,031	$25,134	44.5%	36.6%	7.9%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Total gross margin as a percentage of revenue for the three months ended September 30, 2024, increased to 44.5% as compared to 36.6% for the three months ended September 30, 2023.

Subscription service margin as a percentage of subscription service revenue for the three months ended September 30, 2024, increased to 55.3% as compared to 50.6% for the three months ended September 30, 2023. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs as well as improved margins stemming from post-acquisition operations of PAR Retail and TASK Group.

Hardware margin as a percentage of hardware revenue for the three months ended September 30, 2024, was relatively unchanged at 25.5% as compared to 25.3% for the three months ended September 30, 2023.

Professional service margin as a percentage of professional service revenue for the three months ended September 30, 2024, increased to 29.2% as compared to 23.8% for the three months ended September 30, 2023. The increase primarily consists of increased margins for field operations and installations substantially driven by improved cost management.

	Nine Months Ended September 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Subscription service	$76,736	$43,045	53.6%	48.0%	5.6%
Hardware	14,405	15,989	23.6%	20.2%	3.4%
Professional service	9,976	6,198	24.4%	16.3%	8.1%
Total gross margin	$101,117	$65,232	41.3%	31.5%	9.8%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Total gross margin as a percentage of revenue for the nine months ended September 30, 2024, increased to 41.3% as compared to 31.5% for the nine months ended September 30, 2023.

Subscription service margin as a percentage of subscription service revenue for the nine months ended September 30, 2024, increased to 53.6% as compared to 48.0% for the nine months ended September 30, 2023. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs as well as improved margins stemming from post-acquisition operations of PAR Retail and TASK Group.

Hardware margin as a percentage of hardware revenue for the nine months ended September 30, 2024, increased to 23.6% as compared to 20.2% for the nine months ended September 30, 2023. The increase in margin primarily consists of improved inventory management resulting in lower excess and obsolescent inventory charges and improved margins from terminals and kitchen display systems primarily driven by price increases.

Professional service margin as a percentage of professional service revenue for the nine months ended September 30, 2024, increased to 24.4% as compared to 16.3% for the nine months ended September 30, 2023. The increase primarily consists of increased margins for hardware service repair and field operations substantially driven by improved cost management.

Sales and Marketing Expense ("S&M")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Sales and marketing	$10,500	$9,532	10.9%	13.9%	10.2%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

S&M expenses were $10.5 million for the three months ended September 30, 2024, an increase of $1.0 million or 10.2% compared to $9.5 million for the three months ended September 30, 2023. The increase consists of an increase in inorganic S&M expense of $1.1 million stemming from post-acquisition operations of PAR Retail and TASK Group while organic S&M expense decreased by $0.1 million.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Sales and marketing	$31,237	$29,005	12.8%	14.0%	7.7%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

S&M expenses were $31.2 million for the nine months ended September 30, 2024, an increase of $2.2 million or 7.7% compared to $29.0 million for the nine months ended September 30, 2023. The increase primarily consists of an increase in inorganic S&M expense of $2.1 million stemming from post-acquisition operations of PAR Retail and TASK Group while organic S&M expense remained flat.

General and Administrative Expense ("G&A")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
General and administrative	$27,352	$17,525	28.3%	25.5%	56.1%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

G&A expenses were $27.4 million for the three months ended September 30, 2024, an increase of $9.8 million or 56.1% compared to $17.5 million for the three months ended September 30, 2023. The increase primarily consists of a $3.6 million increase in inorganic G&A expense stemming from post-acquisition operations of PAR Retail and TASK Group and a $2.1 million increase in organic compensation costs.

The residual increase was substantially driven by a $3.4 million increase in certain non-cash or non-recurring expenses consisting of $1.7 million in stock-based compensation, $1.1 million in costs related to transaction due diligence, $0.4 million in depreciation and amortization, and $0.2 million in asset impairment expense.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
General and administrative	$77,896	$52,926	31.8%	25.6%	47.2%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

G&A expenses were $77.9 million for the nine months ended September 30, 2024, an increase of $25.0 million or 47.2% compared to $52.9 million for the nine months ended September 30, 2023. The increase primarily consists of a $5.1 million increase in inorganic G&A expense stemming from post-acquisition operations of PAR Retail and TASK Group and a $4.4 million increase in organic compensation costs.

The residual increase was substantially driven by a $13.8 million increase in certain non-cash or non-recurring expenses consisting of $6.2 million in stock-based compensation, $6.1 million in costs related to transaction due diligence, $0.9 million in depreciation and amortization, $0.4 million in severance, and $0.2 million in asset impairment expense.

Research and Development Expenses ("R&D")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Research and development	$17,821	$14,660	18.4%	21.3%	21.6%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

R&D expenses were $17.8 million for the three months ended September 30, 2024, an increase of $3.2 million or 21.6% compared to $14.7 million for the three months ended September 30, 2023. The increase consists of an increase in inorganic R&D expense of $3.4 million driven by post-acquisition operations of PAR Retail and TASK Group while organic R&D expense decreased by $0.2 million as we continue to reinforce efficiency in our R&D function.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Research and development	$49,826	$43,863	20.3%	21.2%	13.6%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

R&D expenses were $49.8 million for the nine months ended September 30, 2024, an increase of $6.0 million or 13.6% compared to $43.9 million for the nine months ended September 30, 2023. The increase consists of an increase in inorganic R&D expense of $6.3 million driven by post-acquisition operations of PAR Retail and TASK Group while organic R&D expense decreased by $0.3 million as we continue to reinforce efficiency in our R&D function.

Other Operating Expenses

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Amortization of identifiable intangible assets	$2,699	$464	2.8%	0.7%	> 200%
Gain on insurance proceeds	(147)	—	(0.2)%	—%	—%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Amortization of identifiable intangible assets was $2.7 million for the three months ended September 30, 2024, an increase of $2.2 million as compared to $0.5 million for the three months ended September 30, 2023. The increase primarily consists of an increase in amortizable intangible assets stemming from the Stuzo Acquisition and TASK Group Acquisition.

Gain on insurance proceeds was $0.1 million for the three months ended September 30, 2024, which consists of $0.1 million in proceeds received from the settlement of a legacy insurance claim. There was no comparable gain for the three months ended September 30, 2023.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Amortization of identifiable intangible assets	$5,577	$1,393	2.3%	0.7%	> 200%
Adjustment to contingent consideration liability	(600)	(7,500)	(0.2)%	(3.6)%	(92.0)%
Gain on insurance proceeds	(147)	(500)	(0.1)%	(0.2)%	(70.6)%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Amortization of identifiable intangible assets was $5.6 million for the nine months ended September 30, 2024, an increase of $4.2 million as compared to $1.4 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase in amortizable intangible assets stemming from the Stuzo Acquisition and TASK Group Acquisition.

Included in operating expenses for the nine months ended September 30, 2024 was a $0.6 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition compared to a $7.5 million decrease for the nine months ended September 30, 2023.

Included in operating expenses for the nine months ended September 30, 2024 was $0.1 million in insurance proceeds from the settlement of a legacy insurance claim compared to $0.5 million in insurance proceeds from the settlement of a legacy insurance claim for the nine months ended September 30, 2023.

Other Expense, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Other expense, net	$(1,400)	$(262)	(1.4)%	(0.4)%	> 200%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Other expense, net was $1.4 million for the three months ended September 30, 2024, an increase of $1.1 million compared to $0.3 million for the three months ended September 30, 2023. Other expense, net primarily consists of rental income, net of applicable expenses, foreign currency transaction gains and losses and other non-operating income/expenses. The change was substantially driven by increases in foreign currency transaction losses and other miscellaneous expenses.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Other expense, net	$(1,710)	$(116)	(0.7)%	(0.1)%	> 200%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Other expense, net was $1.7 million for the nine months ended September 30, 2024, an increase of $1.6 million compared to $0.1 million for the nine months ended September 30, 2023. Other expense, net primarily consists of rental income, net of applicable expenses, foreign currency transaction gains and losses and other non-operating income/expenses. The change was substantially driven by increases in foreign currency transaction losses and other miscellaneous expenses.

Interest Expense, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Interest expense, net	$(3,417)	$(1,750)	(3.5)%	(2.5)%	95.3%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Interest expense, net was $3.4 million for the three months ended September 30, 2024, an increase of $1.7 million as compared to $1.8 million for the three months ended September 30, 2023. The increase was primarily driven by additional interest costs in connection with the Credit Facility. Refer to “Note 8 – Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report for additional information regarding the Credit Facility.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Interest expense, net	$(6,755)	$(5,152)	(2.8)%	(2.5)%	31.1%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Interest expense, net was $6.8 million for the nine months ended September 30, 2024, an increase of $1.6 million as compared to $5.2 million for the nine months ended September 30, 2023. The increase was primarily driven by additional interest costs in connection with the Credit Facility.

Taxes

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Provision for income taxes	$(653)	$(175)	(0.7)%	(0.3)%	> 200%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Provision for income taxes was $0.7 million for the three months ended September 30, 2024, an increase of $0.5 million as compared to $0.2 million for the three months ended September 30, 2023. The change was substantially driven by an increase in foreign jurisdiction tax obligations.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Benefit from (provision for) income taxes	$6,520	$(873)	2.7%	(0.4)%	(846.8)%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Benefit from (provision for) income taxes was $6.5 million for the nine months ended September 30, 2024, an increase of $7.4 million as compared to $(0.9) million for the nine months ended September 30, 2023. The change was substantially driven by a reduction in the Company’s valuation allowance which resulted from the establishment of deferred tax liabilities related to the Stuzo Acquisition.

Net Income from Discontinued Operations

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Net income from discontinued operations	$832	$3,718	0.9%	5.4%	(77.6)%

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023

Net income from discontinued operations was $0.8 million for the three months ended September 30, 2024, a decrease of $2.9 million as compared to $3.7 million for the three months ended September 30, 2023. The decrease was primarily driven by PGSC and RRC operating income only being included for the three months ended September 30, 2023, partially offset by a gain from the sale of RRC.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2024	2023	2024	2023	2024 vs 2023
Net income from discontinued operations	$80,687	$8,973	32.9%	4.3%	> 200%

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Net income from discontinued operations was $80.7 million for the nine months ended September 30, 2024, an increase of $71.7 million as compared to $9.0 million for the nine months ended September 30, 2023. The increase was substantially driven by a $77.2 million gain from the sale of PGSC and RRC. The residual amount represents PGSC and RRC operating income, offset by a provision for income taxes relating to the gain from the sale of PGSC and RRC.

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

Active sites represent locations active on our subscription services as of the last day of the respective reporting period. Our key performance indicators ARR and active sites are presented as two subscription service product lines:

•Engagement Cloud consisting of Punchh, PAR Retail, PAR Ordering, and Plexure product offerings.
•Operator Cloud consisting of PAR POS, PAR Payment Services, PAR Pay, Data Central, and TASK product offerings.

Annual Recurring Revenue

	As of September 30,		Increase (decrease)
(in thousands)	2024	2023	2024 vs 2023
Engagement Cloud:
Organic	$72,510	$62,219	16.5%
Inorganic*	82,175	—	—%
Total Engagement Cloud	154,685	62,219	148.6%

Operator Cloud:
Organic	87,687	66,128	32.6%
Inorganic**	5,705	—	—%
Total Operator Cloud	93,392	66,128	41.2%
Total	$248,077	$128,347	93.3%
*Inorganic Engagement Cloud ARR represents PAR Retail and Plexure ARR only as of September 30, 2024.
**Inorganic Operator Cloud ARR represents TASK ARR only as of September 30, 2024.

Active Sites

	As of September 30,		Increase (decrease)
(in thousands)	2024	2023	2024 vs 2023
Engagement Cloud:
Organic	83.0	68.1	21.9%
Inorganic*	34.8	—	—%
Total Engagement Cloud	117.8	68.1	73.0%

Operator Cloud:
Organic	28.5	24.4	16.8%
Inorganic**	4.2	—	—%
Total Operator Cloud	32.7	24.4	34.1%
*Inorganic Engagement Cloud active sites includes PAR Retail and Plexure active sites only as of September 30, 2024.
**Inorganic Operator Cloud active sites represents TASK active sites only as of September 30, 2024.

Non-GAAP Financial Measures

In addition to disclosing financial results in accordance with GAAP, this Quarterly Report contains references to the non-GAAP financial measures below. We believe these non-GAAP financial measures provide investors with useful supplemental information about our operating performance, enable comparison of financial trends and results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance. Our non-GAAP financial measures reflect adjustments based on one or more of the following items below. The income tax effect of the below adjustments, with the exception of non-recurring income taxes, were not tax-effected due to the valuation allowance on all of our net deferred tax assets.

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

Non-GAAP Measure or Adjustment	Definition	Usefulness to management and investors
Non-GAAP subscription service gross margin percentage	Represents subscription service gross margin percentage adjusted to exclude amortization from acquired and internally developed software, stock-based compensation, and severance.	We believe that non-GAAP subscription service gross margin percentage and adjusted EBITDA provide useful perspectives with respect to the Company's core operating performance and ongoing cash earnings by adjusting for certain non-cash and non-recurring charges that may not be indicative of our financial performance.
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

Stock-based compensation	Consists of charges related to our employee equity incentive plans.	We exclude stock-based compensation because management does not view these non-cash charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Contingent consideration	Adjustment reflects a non-cash reduction to the fair market value of the contingent consideration liability related to the MENU Acquisition.	We exclude changes to the fair market value of our contingent consideration liability because management does not view these non-cash, non-recurring charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.

Non-GAAP Measure or Adjustment	Definition	Usefulness to management and investors
Transaction costs	Adjustment reflects non-recurring professional fees incurred in transaction due diligence, including costs incurred in the acquisitions of Stuzo and TASK Group.	We exclude professional fees incurred in corporate development because management does not view these non-recurring charges, which are inconsistent in size and are significantly impacted by the timing and valuation of our transactions, as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Gain on insurance proceeds	Adjustment reflects the gain on insurance proceeds due to the settlement of a legacy claim.	We exclude these non-recurring adjustments because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Severance	Adjustment reflects severance tied to non-recurring restructuring events included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense.
Discontinued operations	Adjustment reflects income from discontinued operations related to the disposition of our Government segment.
Impairment loss	Adjustment reflects impairment loss included in general and administrative expense related to the discontinuance of the Brink POS trade name.
Other expense, net	Adjustment reflects foreign currency transaction gains and losses, rental income and losses, and other non-recurring expenses recorded in other expense, net in the accompanying statements of operations.
Non-recurring income taxes	Adjustment reflects a partial release of our deferred tax asset valuation allowance resulting from the Stuzo Acquisition.	We exclude these non-cash and non-recurring adjustments for purposes of calculating non-GAAP diluted net loss per share because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Non-cash interest	Adjustment reflects non-cash amortization of issuance costs and discount related to the Company's long-term debt.
Acquired intangible assets amortization	Adjustment reflects amortization expense of acquired developed technology included within cost of sales and amortization expense of acquired intangible assets.

The tables below provide reconciliations between net income (loss) and adjusted EBITDA, diluted net income (loss) per share and non-GAAP diluted net loss per share, and subscription service gross margin percentage and non-GAAP subscription service gross margin percentage. Amounts presented in the reconciliations and other tables presented herein may not sum due to rounding.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Income (Loss) to Adjusted EBITDA	2024	2023	2024	2023
Net income (loss)	$(19,832)	$(15,516)	$16,070	$(51,123)
Discontinued operations	(832)	(3,718)	(80,687)	(8,973)
Net loss from continuing operations	(20,664)	(19,234)	(64,617)	(60,096)
Provision for (benefit from) income taxes	653	175	(6,520)	873
Interest expense, net	3,417	1,750	6,755	5,152
Depreciation and amortization	10,575	6,549	26,702	20,133
Stock-based compensation	5,887	3,935	16,583	10,544
Contingent consideration	—	—	(600)	(7,500)
Transaction costs	1,125	—	6,103	—
Gain on insurance proceeds	(147)	—	(147)	(500)
Severance	(48)	—	1,680	253
Impairment loss	225	—	225	—
Other expense, net	1,400	262	1,710	116
Adjusted EBITDA	$2,423	$(6,563)	$(12,126)	$(31,025)

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation between GAAP and Non-GAAP Diluted Net Income (Loss) per share	2024	2023	2024	2023
Diluted net income (loss) per share	$(0.56)	$(0.56)	$0.48	$(1.86)
Discontinued operations	(0.02)	(0.14)	(2.38)	(0.33)
Diluted net loss per share from continuing operations	(0.58)	(0.70)	(1.90)	(2.19)
Non-recurring income taxes	—	—	(0.23)	—
Non-cash interest	0.02	0.02	0.05	0.06
Acquired intangible assets amortization	0.23	0.18	0.59	0.49
Stock-based compensation	0.16	0.14	0.49	0.38
Contingent consideration	—	—	(0.02)	(0.27)
Transaction costs	0.03	—	0.18	—
Gain on insurance proceeds	—	—	—	(0.02)
Severance	—	—	0.05	0.01
Impairment loss	0.01	—	0.01	—
Other expense, net	0.04	0.01	0.05	—
Non-GAAP diluted net loss per share	$(0.09)	$(0.35)	$(0.74)	$(1.53)

Diluted weighted average shares outstanding	35,865	27,472	33,931	27,412

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation between GAAP and Non-GAAP Subscription Service Gross Margin Percentage	2024	2023	2024	2023
Subscription Service Gross Margin Percentage	55.3%	50.6%	53.6%	48.0%
Depreciation and amortization	11.4%	18.4%	12.6%	18.8%
Stock-based compensation	0.1%	0.4%	0.1%	0.2%
Severance	—%	—%	0.1%	—%
Non-GAAP Subscription Service Gross Margin Percentage	66.8%	69.4%	66.4%	67.0%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents and short-term investments. As of September 30, 2024, we had cash and cash equivalents of $105.8 million and short-term investments of $12.6 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds. Short-term investments are held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes, which are stated at amortized cost.

Cash used in operating activities was $28.6 million for the nine months ended September 30, 2024, compared to $18.5 million for the nine months ended September 30, 2023. The increase in cash used in operating activities of $10.1 million was substantially driven by an increase in cash used relating to our discontinued operations.

Cash used in investing activities was $178.1 million for the nine months ended September 30, 2024 compared to $4.8 million for the nine months ended September 30, 2023. Cash used in investing activities during the nine months ended September 30, 2024 included $293.6 million of cash consideration paid in connection with the Stuzo Acquisition and the TASK Group Acquisition (net of cash acquired) and capital expenditures of $4.0 million for developed technology costs associated with our software platforms, partially offset by $92.1 million of cash consideration received in connection with the disposition of PGSC and RRC and $24.9 million of proceeds from net sales of short-term held-to-maturity investments.

Cash provided by financing activities was $279.3 million for the nine months ended September 30, 2024, compared to cash used in financing activities of $1.8 million for the nine months ended September 30, 2023. Cash provided by financing activities during the nine months ended September 30, 2024 primarily consisted of a private placement of common stock of $194.5 million (net of issuance costs) and $87.3 million (net of issuance costs) from the Credit Facility. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $55.4 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $36.3 million, interest payments on long-term debt of $17.1 million and facility lease obligations of $2.0 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

Our non-current contractual obligations are $550.2 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $41.1 million, interest payments of $29.3 million and principal payments of $475.0 million related to long-term debt, and facility leases of $4.8 million. Refer to “Note 8 – Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report for additional information.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the New Zealand dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee, the Japanese Yen, the Polish Zloty, and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of September 30, 2024, the impact of foreign currency exchange rate changes on our revenues and net income (loss) was not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of September 30, 2024, we had $120.0 million, $265.0 million, and $90.0 million in aggregate principal amount outstanding on the 2026 Notes, the 2027 Notes, and the Credit Facility respectively.

We carry the Notes at face value less unamortized debt issuance costs and discount on the condensed consolidated balance sheets. We have no financial statement risk associated with changes in interest rates related to our Notes as they bear interest at fixed rates. However, the fair value of the long-term debt changes when the market price of our common stock fluctuates or interest rates change.

The Credit Facility contains a variable interest rate, presenting interest rate exposure based on the rate selected by management.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify changes that occurred in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information in Note 12 – "Commitments and Contingencies” of the notes to interim condensed consolidated financial statements in Part I, Item 1. "Financial Statements (unaudited)" is incorporated herein by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

The risks described in the Part I, Item 1A. "Risk Factors” section of our 2023 Annual Report could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. Except as modified, updated, or supplemented by the risks described in the Risk Factors section of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Risk Factors in our 2023 Annual Report remain current in all material respects. Refer also to the other information set forth in this Quarterly Report, including in the sections "Forward-Looking Statements," Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part 1, Item 1. "Financial Statements (unaudited)."

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 12, 2024, the Company issued 970 shares of its common stock, representing an issuance date fair value of $0.1 million, as a stock award to a former employee in connection with the sale of RRC. The shares of common stock were issued without registration in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended September 30, 2024, 412 shares were withheld.

The table below presents information regarding the Company's purchases of its common stock for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
July 1, 2024 - July 31, 2024	—	$—
August 1, 2024 - August 31, 2024	412	$51.54
September 1, 2024 - September 30, 2024	—	$—
Total	412	$51.54

Item 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3.1	Restated Certificate of Incorporation, as currently in effect	Form 8-K (File No.001-09720)	3.2	6/6/2024
3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.1	2/14/2024
10.1	Credit Agreement, dated July 5, 2024, by and among PAR Technology Corporation, its subsidiaries party thereto as guarantors, the entities party thereto as lenders, Blue Owl Capital Corporation, as administrative agent and collateral agent, and Blue Owl Credit Advisors, LLC, as lead arranger and bookrunner.	Form 8-K (File No.001-09720)	10.1	7/11/2024
10.2	First Amendment to Credit Agreement, dated July 10, 2024, by and among PAR Technology Corporation, its subsidiaries party thereto as guarantors, the entities party thereto as lenders, Blue Owl Capital Corporation, as administrative agent and collateral agent, and Blue Owl Credit Advisors, LLC, as lead arranger and bookrunner.	Form 8-K (File No.001-09720)	10.2	7/11/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	November 8, 2024	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)