Form 10-K
period 2024-12-31
PAR TECHNOLOGY CORP
filed 2025-03-03
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024
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

The aggregate market value of the registrant’s voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $1,586,321,913 on June 28, 2024.

There were 40,213,079 shares of common stock outstanding as of February 24, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report.

PAR TECHNOLOGY CORPORATION
Form 10-K
For the Fiscal Year Ended December 31, 2024

Unless the context indicates otherwise, references in this Annual Report to "we," "us," "our," the "Company," and "PAR" mean PAR Technology Corporation and its consolidated subsidiaries.

“PAR®,” “PAR POS®” (formerly “Brink POS®”), “Punchh®,” “PAR OrderingTM” (formerly “MENUTM”), "PAR OPSTM," “Data Central®," “DelagetTM,” "PAR RetailTM", "PAR® Pay”, “PAR® Payment Services”, and other trademarks identifying our products and services appearing in this Annual Report belong to us. This Annual Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR's future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “believe,” “could”, "would," "should," "will," “continue,” "anticipate," “expect,” "plan," "intend," “estimate,” “future,” “may,” “potential,” and similar expressions.

Forward-looking statements are based on management's current expectations and assumptions and are inherently uncertain. Actual results and outcomes could differ materially from those expressed in or implied by forward-looking statements, including forward-looking statements relating to and our expectations regarding:
•our plans, strategies and objectives for future operations and the growth of our business, including our service and product offerings, our go-to-market strategies and the expected development, demand, performance, market share, and competitive performance of our products and services;
•our ability to achieve and sustain profitability;
•our future revenues, gross margins, expenses, cash flows, and other financial measures;
•annual recurring revenue (ARR), active sites, subscription service gross margins, net loss, net loss per share, and other key performance indicators and non-GAAP financial measures;
•the availability and terms of product and component supplies for our hardware products;
•the timing and expected benefits of acquisitions, divestitures, and capital markets transactions;
•our human capital strategies and engagement;
•macroeconomic trends or geopolitical events and the expected impact of those trends and events on our business, financial condition, results of operations, and cash flows;
•claims, disputes, or other litigation matters; and
•assumptions underlying any of the foregoing.

Factors, risks, trends, and uncertainties that could cause our actual results to differ materially from those expressed in or implied by forward-looking statements include:
•our ability to successfully develop, acquire, and transition new products and services, while enhancing existing ones to meet evolving customer needs and emerging technological trends, including our effective use of artificial intelligence (AI) in product development and integration of AI tools into our product and service offerings;
•our ability to add and maintain active sites;
•our ability to retain and add integration partners;
•macroeconomic trends, such as the effects of inflation, recession, interest rate fluctuations, and changes in consumer confidence and discretionary spending; and geopolitical events affecting countries where we operate or our customers or suppliers operate;
•our ability to retain and manage suppliers, secure alternative suppliers, and manage inventory levels, navigate manufacturing disruptions or logistics challenges, shipping delays and shipping costs;
•the impact of changes in import/export regulations, including tariffs, and trade disputes between the United States and other countries where we operate or our customers or suppliers operate;
•the effects, costs and timing of acquisitions, divestitures, and capital markets transactions;
•our ability to integrate acquisitions into our operations and the timing, complexity and costs associated with integrations;
•our ability to attract, develop and retain qualified employees to develop and expand our business, execute product installations and respond to customer service level needs;
•the protection of our intellectual property;
•our ability to generate sufficient cash flow or access additional financing sources as needed to repay outstanding debts, including amounts owed under our outstanding convertible notes;
•legal, reputation and financial risks if we fail to protect customer and/or our data from security breaches and/or cyber attacks;
•the impact of future pandemics, epidemics or other outbreaks of disease;
•changes in estimates and assumptions we make in connection with the preparation of our financial statements, or in building our business and operations plan and in executing our strategies;
•our ability to maintain proper and effective internal control over financial reporting;
•our ability to execute our business, operations plan, and strategies and manage our business continuity risks, including disruptions or delays in product assembly and fulfillment;
•potential impacts, liabilities and costs from pending or potential investigations, claims and disputes; and

•other factors, risks, trends and uncertainties that could cause our actual results to differ materially from those expressed in or implied by forward-looking statements contained in this Annual Report, including but not limited to, those described under “Part I, Item 1. Business”, “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I

Item 1.     BUSINESS

General

PAR is a global foodservice technology company providing leading omnichannel cloud-based software and hardware solutions to the restaurant industry in three major restaurant categories – quick service, fast casual, and table service –, and the retail industry, including convenience and fuel retailers (C-Stores). Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other foodservice outlets with operational efficiencies through a data-driven network with integration capabilities from front- and back-of-house to customer fulfillment.

Our omnichannel solutions are used in more than 140,000 active restaurants and retail locations in more than 110 countries.

2024 Business Highlights

•Stuzo Acquisition: In March 2024 we acquired Stuzo, LLC, a digital engagement software provider to C-Stores. With the acquisition of Stuzo, we expanded into an adjacent vertical and became a leader in technology for convenience and fuel retailers.

•Divestiture of Government Segment: In June 2024 we divested PAR Government Systems Corporation (“PGSC”) and in July 2024 we divested Rome Research Corporation (“RRC”) resulting in the divestiture of our Government segment; beginning with the quarter ended June 30, 2024, we operate in a single reportable segment.

•TASK Group Acquisition: In July 2024 we acquired TASK Group Holdings Limited ("TASK Group"), an Australia-based global foodservice transaction platform, offering international unified commerce solutions, including interactive customer engagement and seamless integration, tailored for major brands worldwide. The TASK Group’s transaction management platform, TASK, is used by some of the world’s largest foodservice brands including, Starbucks Corporation and Guzman y Gomez, and its loyalty customer engagement platform, Plexure, is used by McDonald’s Corporation in 63 markets. With the addition of TASK Group, we serve the top enterprise foodservice brands across the globe with a unified commerce approach from front-of-house to back-of-house.

•Delaget Acquisition: In December 2024 we acquired Delaget, LLC, a leading provider of restaurant analytics and business intelligence solutions. Delaget’s comprehensive platform delivers data analytics, loss prevention, and operational insights that help restaurant operators streamline operations and improve profitability.

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

Our vision of unified experience is a single platform that provides seamless connections from our customers' backend systems through to their customer-facing channels enabling our customers to deliver innovation, differentiated experiences and competitive advantage. It's the setup enterprise restaurants and retailers require to support omnichannel journeys and create a unified view of customer interactions, products, and management systems. We continually strive to enhance and expand our omnichannel solutions to provide full integration of data points that drive guest satisfaction and operational efficiencies to our customers across our product and service offerings.

Our Products and Services
Subscription Services

Our subscription services consist of software-as-a-service ("SaaS") solutions, related software support, managed platform development services, and transaction-based payment processing services, and are grouped into two product lines:

ENGAGEMENT CLOUD, offering customer facing solutions:

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

PAR ORDERING, an eCommerce platform powering digital customer touchpoints from mobile, web, kiosk to delivery marketplaces. PAR Ordering provides customers with the tools they need to grow their digital business, manage orders from substantially all channels and order types, orchestrate their delivery operations, and fully control their digital experience to retain a direct customer relationship.

PAR RETAIL, a digital engagement software solution for convenience and fuel retailers (C-Stores) with an industry-leading guest engagement platform serving major brands in the space. PAR Retail enables retailers to deliver seamless, personalized experiences across mobile, web, and in-store channels. By leveraging data-driven insights, PAR Retail helps businesses increase customer engagement, drive loyalty program participation, and grow same-store sales with innovative, integrated technology solutions.

PLEXURE, an international customer engagement and loyalty platform that delivers hyper-personalized marketing campaigns and promotions in real-time. Leveraging advanced data analytics and machine learning, Plexure seamlessly integrates with existing systems to provide actionable insights and enhance the customer experience. By driving engagement across multiple channels, Plexure helps increase customer lifetime value, boost repeat transactions, and improve same-store sales performance through tailored, data-driven solutions.

OPERATOR CLOUD, offering front-of-house and back-of-house operator solutions:

PAR POS, an open cloud, point-of-sale solution that provides operators with tools to seamlessly integrate with multiple product offerings - including kiosks, kitchen video systems, and enterprise reporting - through PAR's ecosystem of integration partners.

PAR PAY, includes our PAR Payment Services merchant services business that enables electronic payment and processing services for businesses of all sizes to accept electronic payments online or in-person and PAR Pay

Gateway, our front-end technology that reads payment cards and sends customer information to the merchant acquiring bank for processing. Combined PAR Payment Services and PAR Pay Gateway offer a comprehensive payment processing solution that allows our customers to accept a variety of payments methods including debit and credit cards, near-field communication contactless, mobile devices, digital wallets and gift cards.

PAR OPS, includes Data Central and Delaget product offerings that leverage business intelligence, analytics, and automation technologies to streamline operations. Serving as the central hub of restaurant intelligence, PAR OPS aggregates data from point-of-sale, inventory, supply, payroll, and accounting systems to deliver actionable insights and a comprehensive view of operations. By simplifying complex data into intuitive dashboards and reports, PAR OPS equips customers with the tools to achieve peak operational and financial efficiency, driving better decision-making and performance across their business.

TASK, an enterprise-grade technology solution, delivers powerful solutions to streamline operations and drive efficiency for hospitality and retail businesses. Specializing in point-of-sale, kitchen management, and inventory systems, TASK offers a transaction management platform that integrates seamlessly with existing infrastructure. Designed for scalability and reliability, TASK empowers businesses to optimize workflows, enhance service delivery, and elevate the customer experience through innovative, data-driven solutions.

Our SaaS solutions are extensible and built on open application programming interfaces (“API”) enabling integration by more than 550 integration partners, including leading industry brands, to extend the reach and capabilities of our SaaS solutions and those of our integration partners.

Hardware

Our hardware offerings include point-of-sale terminals and tablets, wireless headsets, drive-thru systems, kitchen display systems, kiosks, printers, payment devices, and other in-store peripherals:

Point-of-Sale Hardware. Our POS hardware platforms are designed to reliably operate in harsh environments associated with food service. PAR terminals, including PAR WAVE and PAR PHASE, and our EverServ® POS tablets are durable and highly functioning, scalable, and easily integrated, offering customers competitive performance at a cost-conscious price. Our open architecture POS platforms are optimized to support our SaaS solutions, as well as many third-party POS software applications, support a distributed processing environment and are suitable for a broad range of use and functions within the markets served.

Wireless Communications, Drive-Thru Systems. Our wireless headsets for drive-thru order-taking provide our customers with another means to deliver their products and serve their customers. The PAR G5® and PAR Clear® headsets provide clear audio and an ergonomic fit. PAR's drive-thru timer systems provide crew and managers near-real-time feedback to improve speed of service and meet performance targets.

In-Store Peripherals. We partner with numerous vendors that offer in-store peripherals, including payment devices, cash drawers, and printers, allowing us to deliver a comprehensive, integrated hardware solution.

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

Training. We offer application training to customers’ in-store staff and provide technical training to our customers’ information systems personnel.

On-site and technical support. We offer on-site support in the continental U.S. through our field tech service network, and 24-hour help desk support from our diagnostic service centers located in New Hartford, New York and Tampa, Florida.

Outside the continental U.S. we provide our professional services either directly or through authorized providers.

Sales and Marketing

We sell our products and services to enterprise restaurants, franchisees, and other restaurant outlets and to C-Stores and other retail customers, including amusement parks, cinemas, cruise lines, spas, casinos, and other ticketing and entertainment venues. Our dedicated sales teams work closely with potential customers to understand their operational challenges and recommend the most effective solutions. Our sales teams are organized in two main areas: enterprise customer sales, focused on tier-one (brands operating 500 or more sites) and tier-two (brands operating 50-499 sites) customers; these customers are generally driven by requests for proposals and have longer sales cycles, where we aid our sales team with premier support and pre-sales engineers; and sales to customers with small to medium-size businesses, where we focus on providing simplified solutions and quicker implementation of our products. We also leverage a network of channel partners, including resellers, distributors, and integrators, as a cost effective means of extending our selling opportunities. Sales and marketing expenses were $41.7 million, $38.5 million, and $34.9 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

We have longstanding relationships with several of the largest brands in the restaurant space, including as an approved provider of restaurant technology solutions and related support to McDonald's Corporation and its franchisees since 1980, to Yum! Brands since 1983, and to Dairy Queen since 2018. McDonald's Corporation represented 15% of our total revenue in 2024.

Competition

The markets for our products and services are highly competitive and rapidly evolving. We compete on the basis of features and functionality, user experience, integration capabilities, method of delivery (cloud versus traditional on-premise software applications), existing and planned product design, quality and reliability, product development capabilities, price, and customer service. Many of our larger customers have approved several suppliers of software and hardware similar to one or more of our products.

Our open integration platform, enterprise-grade omnichannel cloud-based software and hardware solutions, combined with our development capabilities, extensive domain knowledge and expertise, excellent product reliability, direct sales teams, and responsive customer service and support, are some of our competitive advantages. We also believe our customer base is a competitive advantage; our customers are primarily enterprise and fast-growing brands and typically choose our products when opening new stores and locations. However, several factors can affect our ability to successfully compete, including rapid adoption of new technologies such as AI in product development and as a component of products and services, the constant introduction of new product and service offerings, and aggressive pricing strategies.

We face competition from companies both within our market segment and from those targeting lower market tiers. Some of these competitors have greater financial and technical resources, more relevant product and service offerings, and larger established customer bases. This competitive landscape can impact our market share and growth potential. As competition intensifies, both from existing competitors and new market entrants, we must continually innovate and adapt to maintain our competitive edge. Additionally, as we expand into new markets, we will encounter established competitors and new market entrants, further challenging our ability to compete effectively.

Supply

We have agreements for the supply of hardware products and components, including long-term or volume-based purchase agreements with some suppliers. We have alternative sources in the event one or more of our component suppliers are not able to perform or fully perform; and we hold safety stocks of single source hardware products in quantities that we believe are sufficient to protect against possible supply chain disruptions. To mitigate supply chain risks, we continue to expand our supplier network, including identifying and/or establishing alternative suppliers of our hardware products, increase our inventory levels of scarce components and adjust our pricing to reflect market conditions.

Research and Development

Product research, innovation, and product development are an integral part of our business. We continuously evaluate customer needs and new technologies to enable us to develop innovative and relevant products and product enhancements. We leverage AI to assist in the generation of code and other product-related artifacts which assists in driving efficiency and innovation in our development process. Research and development expenses were $67.3 million, $58.4 million, and $48.6 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Government Regulation

We are subject to a variety of laws and regulations in the United States and other jurisdictions that involve matters central to our business, including privacy, data security and personal information, content, data retention and deletion as well as U.S. and foreign laws and regulations that impact the operations of our business, including employee matters, import/export controls, trade restrictions, including tariffs, anti-corruption and bribery. A failure, or alleged failure, by us to comply with any of these laws or regulations could have a material adverse effect on our business, financial condition, and results of operations. For additional information about government regulation and laws applicable to our business, refer to the risks described in "Part I, Item 1A. Risk Factors".

Human Capital

We prioritize finding, developing and rewarding extraordinary talent. Our employee-first strategy is designed to provide an inclusive and safe environment where our employees enjoy coming to work each day to support our customers and grow our business. As of December 31, 2024, we employed 1,585 people worldwide, 1,581 of whom were full-time.

We value urgency, ownership, delivering outcomes, never settling and winning together, which we consider to be the foundation for how we operate and make decisions.

Leadership's Role: Our senior management team is responsible for developing and executing our human capital strategy. We seek employees who share a passion for technology and its ability to improve our customers’ businesses. Our mission is to create an environment that reflects our values of urgency, ownership, delivering outcomes, never settling and winning together where our employees thrive. Our strategy is to seek to hire the best talent, give them the responsibility and authority they deserve, and let them make the decisions on how to best execute. We design our employee compensation and benefits programs to be competitive and consistent with our values, to incentivize and reward outstanding performance. Our Chief Executive Officer and Vice President, Commercial Finance regularly update the compensation committee of our board of directors on key areas of our human capital strategy, including the following:

Culture: Our commitment to culture is simple: it’s about community and belonging. We want to understand and integrate our employees’ unique perspectives and voices every day. Our employees should feel a sense of belonging and want to be part of the PAR team.

Employee Engagement and Talent Management/Development: Consistent with our employee-first strategy, we believe that our employees should have the opportunity to communicate their feedback, concerns and suggestions. We conduct annual employee engagement surveys, and quarterly “pulse” surveys. Understanding the “pulse” of our employees through these surveys is critical to inform our strategies around employee engagement, retention and total rewards. In 2024, we introduced quarterly “Living Our Values” awards. Employees submit examples where PAR values are demonstrated by a coworker, enabling them to be selected as a quarterly Living Our Values winner. Winning recipients are recognized in front of their peers for their efforts and accomplishments, in addition to custom swag and spot bonuses.

We offer a variety of programs to support employee growth and development at PAR. In 2024, we launched the PAR Career Framework which maps employees worldwide to a job-level structure. This career mapping drives consistency and intentional career discussions between managers and employees, enabling ongoing development of talent and internal mobility across the organization. Additionally, it provides an objective and equitable process for integrating incoming talent both organically via hiring and inorganically via M&A activity. In 2024 all people leaders were enrolled to attend PAR’s Leadership Academy, which is designed as an annual program for new and developing people leaders to gain the skills necessary for people management at PAR.

Our Annual Talent Roadmap includes a performance review, and 360 feedback annually for all employees, as well as a robust talent review of director level and above employees with our executive team. We offer a voluntary mentoring program and a women’s development program annually that employees can nominate themselves for. In 2025, we will continue to invest in training and development tools and additional resources such as tracking career development discussions between employees and managers, investing in individual career coaching, and continuing to create custom development content for specific teams and departments to meet employees where they are.

Our compensation philosophy aims to attract, retain and incentivize top performers in a highly competitive market for talent using short-term and long-term performance targets. To support our meritocratic, pay-for-performance strategy, we reward employees for achieving performance targets and contributing to our culture by living our values day in and day out. We have a robust CEO award program that gives leaders the opportunity to over index on rewarding top performers in their organizations during the annual performance review cycle.

Health and Safety: The health and safety of our employees in the workplace are of utmost importance to us. We regularly assess our facilities to ensure compliance with our health and safety guidelines and regulatory requirements. In December 2024, we launched our Headspace Employee Assistance Program (EAP) to our global team for confidential best-in-class meditation and mindfulness support as well as a full suite of work-life services available to PAR’s full-time employees and their families.

Talent Acquisition and Attrition: PAR works diligently to attract the best talent from a diverse range of sources to meet the current and future demands of our business. To proactively attract diverse talent and broaden our candidate pool, we engage with universities, professional associations, industry groups, and leverage PAR’s robust employee value proposition, which includes our location-flexible philosophy, a collaborative global work environment, and a shared sense of purpose. Our focus on retaining talent is rooted in our employee-first strategy and includes investments in employee engagement, diverse talent sourcing tools, talent management systems, and development. We continue to make appropriate adjustments to help ensure competitive compensation, including the implementation of a pay transparency initiative designed to ensure equity and fairness.

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

Item 1A.     RISK FACTORS

Investing in our common stock involves a high degree of risk. The risks described below are not the only risks or uncertainties we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, could materially and adversely affect our business, results of operations, financial condition, cash flows, and stock price.

Risks Related to Our Business and Operations

We face extensive competition in our markets, and our failure to compete effectively could result in decreased demand for our products and services and/or price reductions, which could materially and adversely affect our ability to achieve and sustain profitability and harm our business, financial condition, and results of operations.

The markets for our products and services are characterized by rapid technological advances, intense competition among existing and emerging competitors, fluid and evolving industry practices, disruptive technology developments (including the use and integration of AI into products and service offerings), and frequent new product introductions; any one of these factors, could create downward pressure on pricing and gross margins and could adversely affect sales to our existing customers, as well as our ability to attract and sell to new customers. Our future success depends on our ability to anticipate and identify changes in customer needs and/or relevant technologies (including AI), quickly respond to customer requirements, and rapidly and effectively introduce new and innovative products, features, and functions, while maintaining the integrity, quality, and competitiveness of our existing products and services. If we fail in these efforts, our business, financial condition, and results of operations could suffer, and our ability to achieve and sustain profitability could be adversely impacted.

Our failure to meet service level commitments or milestones under customer contracts may result in our customer contracts being less profitable, and expose us to liability and reputational harm.

Our subscription services agreements typically include service level commitments or milestones. If we fail to meet these contractual commitments, we may be contractually obligated to pay penalties or provide service credits for a portion of the service fees paid by our customers. Customers also typically have the right to terminate their agreements and pursue damages claims for serious or repeated failures to meet service level commitments. These contractual commitments have, and may in the future, adversely impact our revenues, ARR, and gross margins earned on our subscription services. Moreover, our failure to meet our commitments could result in customer dissatisfaction, reputational harm, or the loss of customers, and adversely affect our business and results of operations.

We rely on third-party cloud and network infrastructure providers to deliver our subscription services, and any interruptions or delays in their services could harm our reputation and business.

Our ability to deliver our subscription services in a timely, secure, and reliable manner to our customers depends on the protection of the information we store with our third-party cloud providers, as well as the maintenance of third-party network infrastructures. Interruptions or delays in these services, including those which may be caused by natural disasters or malicious actors, have, and may in the future, result in service disruptions, resulting in our failure to meet service level commitments or milestones, exposing us to liability, reputational damage, and potential loss of customers. We may also incur significant costs to use alternative providers or equipment to deliver our subscription services or taking other actions to mitigate any prolonged service disruptions. Any such alternatives could be more difficult or costly to replace than what we currently license, and integration of alternatives into our information technology system could require significant work and resources and delays.

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

Economic instability or regulatory or political conditions in the United States and in other countries and regions in which we, our customers, suppliers, and our other third-party providers conduct business, and the impact of such conditions or insecurities, including inflated costs of goods and muted or decreased consumer confidence and discretionary spending, could materially and adversely impact the cost and demand for our products and services, our ability to perform our contractual obligations, and execute our operational and growth strategies.

•Cost of products and components. Certain areas of our business could experience supply chain challenges, including shortages, shipping delays, and increased costs due to price increases for hardware products and components and in shipping costs; changes in U.S. and foreign trade policies, including new or increased tariffs, potential sanctions and counter-sanctions, particularly with or involving China, South Korea, and Taiwan could result in increased costs; however, we have taken steps to minimize the impact of these factors. We have expanded the regions where we sell our hardware products, and we continue to build our supplier network, including identifying and/or establishing alternative suppliers of our hardware products, increase our inventory levels of scarce components and adjust our pricing to reflect market conditions.

•Cost of labor and labor shortages. High labor costs have a direct negative impact on our results of operations and could negatively influence our customers’ investment choices, including whether and when to invest in our products and services. Additionally, fewer participants in the labor market may dampen businesses’ and consumers’ ability and desire to invest and spend, which could also negatively influence our customers’ investment choices. Any of the forgoing events could adversely impact our business, including our costs of sales and operating results.

•Changes in consumer confidence. The restaurant/retail industries depend on consumer discretionary spending. Our customers are impacted by consumer confidence, which is influenced, in part, by general economic conditions, which may negatively affect consumer discretionary spending. A material decline in consumer confidence could result in consumers dining out less, spending less on meals, or altering the source or mix of their purchasing choices, which could negatively impact our customers’ sales and, in turn, result in reduced, delayed, or cancelled orders (bookings) or a decrease in active sites, revenue, or annual recurring revenue (ARR) from our subscription services, or an increase in customer churn; or reduced, delayed or cancelled hardware sales and installations.

Issues with product and component availability or supplier performance may affect our ability to assemble, repair, and deliver our hardware products and perform related services, which could have a material adverse effect on our business, financial condition, and results of operations.

We depend on third-party suppliers to deliver hardware products and components in sufficient quantities, at reasonable prices, and timely so that we can timely deliver and install our hardware products and perform our Advanced Exchange, depot repair and field services. We have agreements for the supply of hardware products and components, including long-term or volume-based purchase agreements with some suppliers. We have alternative sources in the event one or more of our component suppliers are not able to perform or fully perform; and we hold safety stocks of single source hardware products in quantities that we believe are sufficient to protect against possible supply chain disruptions; however, we cannot assure that hardware products and components will be available or available in needed quantities and quality or at favorable or competitive prices. If we experience a problem (availability, quantity, quality, or pricing) with one or more of our suppliers, and we are not able to cover or adequately cover from other sources, it could lead to a shortage of hardware products and components and extended lead times for the delivery and installation of our hardware products or adversely affect our performance of Advanced Exchange, depot repair and field services, which could negatively impact our ability to satisfactorily and timely meet our contractual and customer obligations. This could result in reduced sales, breach or termination of contracts, and damage to our reputation and relationships with our customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Further, in some instances, we are dependent on single-source suppliers for our hardware products, which may subject us to other significant risks, including inadequate inventory, higher prices, and reduced control over delivery schedules.

Most of our suppliers of hardware products and components are located internationally, including in South Korea, China, and Taiwan, and are susceptible to hostilities in those regions and tariffs and other restrictions on trade between the United States and countries where our hardware products and components are sourced, which could increase the cost or restrict the availability of hardware products and components to us that we may not be able to offset or cover from another source. Furthermore, certain of our suppliers could decide to discontinue business with us or limit the allocation of hardware products and components to us, which could result in our inability to fill our supply needs, jeopardizing our ability to fulfill our contractual obligations, which could in turn, result in a decrease in sales and cash flows, contract penalties or terminations, and damage to customer relationships and our reputation.

While we have been able to secure favorable terms from most of our suppliers, this is not the case with all of our suppliers. Unfavorable pricing, quantity, and delivery terms negatively impact our gross margins associated with hardware sales and Advanced Exchange, depot repair, and field services. To offset increased costs, we have and may in the future increase the prices of our hardware products and installation, repair, and field services. These price increases could make us less competitive, result in reduced sales, and loss of potential new customers, and cause damage to our reputation and relationships with our customers, which could have a negative impact on our business, financial condition, and results of operations.

Inventory management is an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of hardware product and component inventory availability and shortages and customer requirements. We hold safety stocks of single source hardware products in quantities that we believe are sufficient to protect against possible supply chain disruptions and, in some instances, increase our inventory levels of components to satisfy anticipated customer requirements. Higher inventory levels can lead to increased costs for hardware products and components, higher inventory expenses, and lower gross margins, potentially necessitating the write-down of excess inventory. Effective inventory management is crucial, and failure to maintain optimal inventory levels could negatively impact our financial condition, operational results, and ability to achieve and sustain profitability.

If we are unable to recruit, develop, and retain skilled employees, our business, financial condition, and results of operations may be materially and adversely harmed.

Our ability to successfully execute our operational plans and growth strategies, achieve our business and/or development objectives, or increase the scope or range of our service or product offerings is dependent, in part, on our ability to attract, develop, and retain skilled employees, including data security and product architects, engineers and technical personnel and sales representatives. Competition for top talent in the restaurant/retail and technology industries is intense. If we cannot effectively recruit, develop, and retain qualified employees to drive our operational and strategic goals and develop and convert opportunities our business could suffer. Our ability to recruit, develop, and retain necessary qualified employees depends on a number of factors, including compensation and benefits, flexibility regarding virtual and hybrid work arrangements, work location, work environment, and corporate culture.

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

For the years ended December 31, 2024, 2023, and 2022, 12.5%, 8.5%, and 7.5%, respectively, of our total consolidated revenues were derived from sales outside of the United States. Our business, financial condition, and operations could suffer due to a variety of international risks including:

•compliance with the General Data Protection Regulation (“GDPR”), the United Kingdom's Data Protection Act (the "UK-GDPR") and similar laws and regulations governing data privacy and data protection, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws, and other regulatory or contractual limitations governing our operations and sale of products and services in foreign jurisdictions, and the risks and costs of non-compliance with such laws and regulations, including fines, penalties, criminal sanctions against us, our officers or employees, prohibitions on the conduct of our business, and damage to our reputation;
•compliance with the EU AI Act and similar laws and regulations of other foreign jurisdictions governing the development, adoption, and use of AI, which could result in significant additional costs or result in fines or other penalties for failing to comply;
•geopolitical events, such the Russia-Ukraine war, tensions with China and between China and Taiwan, hostilities in the Middle East, including the Israel conflict(s), and uncertainty relating to new or increased tariffs or other trade restrictions implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, which could result in reduced economic activity, increased costs in operating our business, or other potentially adverse economic outcomes;
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
•difficulties in managing international employees and exposure to different employment practices and local labor conditions and regulations, including labor issues faced by suppliers or immigration and labor laws which may adversely impact our access to technical and senior management;
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

The risks described above could increase the cost of doing business internationally, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, our international employees, including our employees located in Australia, New Zealand, Canada, India, and Serbia, and third-party consultants, including consultants located in Germany, Poland, and Ukraine, provide software development and support services. A sustained loss of the software development services provided by our international employees and third-party consultants could negatively impact our software development efforts, adversely affect our competitive position, harm our reputation, impede our ability to achieve and sustain profitability, and negatively impact our business, financial condition, results of operations, and cash flows.

Natural disasters, pandemics, or other natural or manmade disasters or outbreaks could negatively impact our business and operations.

Our business is susceptible to losses and interruptions caused by flooding, hurricanes, earthquakes, power shortages, telecommunications failures, pandemics and other natural or manmade disasters any one of which could have an adverse impact in countries or regions in which we conduct our business or offer and sell our services and products or our customers conduct their businesses and, in turn, decrease the demand for our services or products. Such events could also cause delays or disruptions in access to our subscription services or third-party providers’ software and systems; cause supply chain disruptions, resulting in shortages or delays in shipments of hardware products and components; create health and safety risks to our employees and distract employee productivity; and result in changes in consumer spending choices and customer investment decisions, any one of which could harm our business and results of operations. Moreover, we may be subject to climate-related regulations and reporting requirements and changing market dynamics and stakeholder expectations regarding climate change and any impact our operations have or may have on the environment, all of which may impact our business, financial condition and results of operations.

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

Even though prior events did not have a material adverse effect on our cloud applications and information technology systems or the cloud computing platforms and cloud applications of our third-party providers/integrators and our operations, there can be no guarantee that the same will be the case in the future. Cyber-attacks have become increasingly more sophisticated, frequent, and difficult to predict and protect against. In particular, the shift to a widespread remote working environment, including additional remote development teams, and the addition of new infrastructures, as well as the emergence and maturation of AI capabilities, increases the opportunities available to malicious actors, and, as such, increases the risk of a cyber-attack potentially occurring which may result in the disruption of access to or the interruption of the operation of our cloud applications and information technology systems, or the cloud computing platforms and cloud applications of our third-party providers/integrators. A material failure or disruption in our operations due to such an attack could result in unauthorized access, data loss, misappropriation of information, interruption of systems availability or denial of access to applications or information required by our customers to conduct their businesses, which in turn could result in costly governmental investigations and litigation, breach of contract claims, indemnity obligations, and reputational damage, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Global data privacy and data protection legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance environment and the potential for significant liability in the event of a data incident. We are subject to data privacy and data protection laws and regulations (including AI laws and regulations) in the United States and abroad, some of which place restrictions on our ability to process personal data across our business. For example:

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

•the General Data Protection Regulation ("GDPR") and the United Kingdom’s Data Protection Act 2018 ("UK-GDPR"), impose requirements relating to the processing of personal data, the information provided to individuals regarding the processing of their personal data, the security, confidentiality, minimization, and retention of personal data, notifications in the event of personal data breaches and the use of third-party processors. The GDPR and the UK GDPR impose substantial fines for breaches of data protection requirements, which can be up to four percent of annual worldwide revenues or 20 million Euros, whichever is greater.

These laws and regulations are evolving and the application, interpretation, and enforcement of these laws and regulations are often uncertain; nevertheless, our failure or perceived failure to adequately address data privacy and data protection concerns, or to comply with applicable laws and regulations could damage our reputation, discourage current or potential customers from using our products and services, and result in costly governmental investigations, enforcement actions or litigation, breach of contract claims, indemnity obligations, additional insurance costs, complaints by private individuals, and/or the payment of penalties to consumers or governmental entities, which could have a material and adverse effect our business, financial condition, results of operations and cash flows.

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

We are in the process of combining our customer relationship management (CRM) and enterprise resource planning (ERP) systems into a single pre-existing CRM and ERP system, both of which are intended to improve the efficiency and effectiveness of our operations by streamlining information flow. The implementation processes are complex and time-consuming and are subject to project delays, integration risks, data conversion risks, and risks associated with the efficient and effective adoption of these systems by employees and customers. These risks could result in operational inefficiencies that materially and adversely affect our business, financial condition, results of operations, and cash flows due to:

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

Furthermore, the implementation processes of these systems may create change management risks that require effective internal controls to mitigate. Our failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately and timely report our financial results.

Our use of AI could have a material adverse effect on our business, financial condition, and results of operations.

We use AI technologies in our product development, our internal operations, and the products and services we offer, and we intend to further expand our AI use and capabilities to remain competitive; however, ineffective or deficient AI practices by us or third parties could lead to bias or inaccurate information and decision-making, misuse or infringement of intellectual property rights, or operational inefficiencies; moreover, AI technologies can lead to unauthorized disclosure of sensitive information. Ensuring the integrity and security of AI tools and usage may require significant investment, potentially impacting our gross margins; however, if we fail to properly address these issues our reputation could be harmed and the demand for our products or services reduced, which could have a material adverse effect on our business, financial condition, and results of operations.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, with jurisdictions around the world applying, or considering applying, laws and regulations related to intellectual property, cybersecurity, export controls, privacy, data security, and data protection to AI, or general legal frameworks on AI, such as the Colorado AI Act, which begins to apply in 2026, or the EU AI Act, parts of which apply beginning in 2025. These laws and regulations are evolving and the application, interpretation, and enforcement of these laws and regulations are uncertain; nevertheless, our failure or perceived failure to comply with applicable laws and regulations, industry standards or ethical requirements and expectations relating to AI could damage our reputation, discourage current or potential customers from using our products and services, and result in costly governmental investigations, enforcement actions or litigation, breach of contract claims, indemnity obligations, additional insurance costs, and/or penalties, which could have a material and adverse effect on our business, financial condition, and results of operations. Moreover, the public may perceive AI negatively, associating it with job displacement and privacy and ethical concerns. This perception could harm our reputation, lead to reduced demand for our products or services or harm our ability to obtain favorable pricing or other terms for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Financial Related Risks

We may not be able to achieve and sustain profitability, which could have a material adverse effect on our financial condition and the trading price of our common stock.

We have incurred operating losses in each of the last several years, including for the year ended December 31, 2024. For us to achieve and sustain profitability, we must operate our business consistent with our capital allocation strategy, which focuses on the allocation of our capital to revenue generating activities, while controlling expenses. We cannot assure that we will be successful in achieving or sustaining profitability in the future, among other things:

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

For the year ended December 31, 2024, one customer accounts for a significant portion of our revenues. The loss of this customer's purchase of hardware, subscription services, and professional services, or a significant reduction, delay, or cancellation of purchases of hardware, subscription services, and professional services by this customer, could materially and adversely affect our business, results of operations, and cash flows.

Aggregate sales of hardware, subscription services, and professional services to the one customer and their respective franchisees constituted 15% of our consolidated revenues for the year ended December 31, 2024. Significant reductions, delays or cancellations of hardware sales, subscription services, and professional services to this customer and its franchisees would reduce our revenue and operating income and could materially and adversely affect our business, results of operations, and cash flows.

We may not have sufficient cash flow from our operating subsidiaries to pay our debt, which may seriously harm our business.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2.875% Convertible Senior Notes due 2026 (the “2026 Notes”), our 1.50%
Convertible Senior Notes due 2027 (the “2027 Notes”), and our 1.00% Convertible Senior Notes due 2030 (the "2030 Notes", and together with the 2026 Notes and the 2027 Notes, the "Senior Notes"), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our operating subsidiaries may not continue to generate cash flow from operations in the future sufficient to service our debt because of factors beyond our control. If our operating subsidiaries are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to raise funds through debt or equity issuances, refinance our indebtedness and otherwise access the credit and capital markets at the times and in the amounts needed and on acceptable terms will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our indebtedness could, among other things, restrict or limit our ability to plan and react to changes in our business and our industries; place us at a disadvantage compared to our competitors who have less debt; and limit our ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes.

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

In connection with the preparation of our financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. For example, we make significant estimates and assumptions when accounting for revenue recognition, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, identifiable intangible assets and goodwill, valuation allowances for receivables, and valuation of excess and obsolete inventories. These estimates and assumptions are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations, cash flows and financial condition.

A portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis. A significant impairment determination in any future period could have an adverse effect on our financial condition and results of operations, even without a significant loss of revenue or increase in cash expenses attributable to such period.

Our goodwill was approximately $887.5 million at December 31, 2024 and our intangibles were $237.3 million at December 31, 2024. Identifiable intangible assets are primarily a result of business acquisitions and internally developed capitalized software. We test our goodwill and identifiable intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that would indicate possible impairment. We describe the impairment testing process and results of this testing more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” Our estimates are subject to uncertainties. If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet, which could adversely impact our financial condition and results of operations. Additional information about our impairment testing is contained in "Note 1 – Summary of Significant Accounting Policies" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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

Our financial results may be impacted by changes in tax law or changes in our tax position.

We are subject to taxation in the United States and various foreign jurisdictions in which we operate. Changes to existing tax laws, regulations, or their interpretation may materially and adversely affect our effective tax rate, tax payments, results of operations, financial condition, and cash flows. Our future tax rates could be influenced by several factors, including changes in accounting standards, modifications to tax laws at federal, state, or international levels, or new tax rulings and regulations issued by government authorities.

We are also subject to sales tax laws in various states and countries, and changes to these laws or their interpretation could affect our tax responsibilities. Certain state tax authorities may challenge or dispute our tax reporting, potentially requiring us to collect or remit additional taxes, which could result in penalties, interest, and other sanctions. Moreover, some states have enacted or are considering new tax obligations for online marketplaces, payment service providers, and other intermediaries, which could increase our compliance burden and result in additional reporting and record-keeping requirements. Non-compliance with these obligations could lead to substantial monetary penalties and restrict our ability to operate in certain jurisdictions. Any one of these consequences or other negative effects could have a material adverse effect on our financial condition, cash flows or results of operations.

Our tax position may be further impacted by fluctuations in the mix of earnings between jurisdictions with varying tax rates, changes in the valuation of our deferred tax assets, including net operating losses (“NOLs”), and adjustments to unrecognized tax benefits. Tax authorities may review and challenge the pricing arrangements between our domestic and foreign subsidiaries, and an adverse determination in this regard could negatively impact our financial results. Additionally, if we are unable to utilize our NOLs or other deferred tax assets due to changes in tax laws or insufficient future taxable income, we could face an increased cash tax liability, which could have a materially adverse effect on cash flows and financial condition.

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

Our evaluation or completion of strategic transactions may negatively impact our business and stock price.

Our board of directors and management periodically evaluate strategic transactions to maximize value for our shareholders, including strategic acquisitions, sales of non-strategic assets or businesses, capital markets and other transactions. We cannot provide assurance that any transaction will be completed; whether we decide to pursue a transaction will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquisition targets or acquirers, sources of financing and terms, market conditions, and industry trends. Even if a transaction is completed, there can be no assurance that the transaction will be successful or have a positive effect on shareholder value. In addition, our financial results and operations could be adversely affected, including the diversion of management’s attention from our operations and the execution of other strategies. We have and will continue to incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic transactions, including legal, accounting, and financial advisor fees. Furthermore, the public announcement of a strategic transaction may negatively impact our operating results if we are not able to realize the anticipated benefits of the transaction. We do not intend to disclose developments or provide updates with respect to potential strategic transactions unless and until disclosure is appropriate or required. Accordingly, speculation regarding potential strategic transactions could cause our stock price to significantly fluctuate.

The trading price of our common stock may experience price and volume volatility, which could impair our ability to finance strategic transactions using our common stock and could result in losses for our shareholders.

A number of factors can impact the trading price of our common stock, including:

•the actual or perceived impact of uncertainties, volatility, and economic disruption created by macroeconomic conditions and geopolitical events, including, inflation, recession, interest rate fluctuations, actual and potential shifts in U.S. and foreign trade policies, including new or increased tariffs or other trade restrictions implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, actual or anticipated military or political conflicts (including the Russian-Ukraine war, tensions with China and between China and Taiwan, the Israel-Hamas conflict and other hostilities in the Middle East) and global pandemics (like COVID-19) or other public health crises, on our business, our customers, and the industries in which we operate;
•actual or anticipated fluctuations in our financial condition and results of operations (including, shortfalls or changes in expectations about, our revenue, gross margins, earnings, annual recurring revenue (“ARR”), sales of our product and service offerings or other key performance metrics;
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

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 1C.     CYBERSECURITY

Risk Management and Strategy

Cybersecurity risk management is an integral part of our overall enterprise risk management program. Our cybersecurity risk management program, which is managed by PAR’s Information Security & Privacy team, is designed to identify, assess and manage risks from cybersecurity threats, and it provides a framework for handling cybersecurity threats and incidents. The program is also aligned with the risk assessment framework that has been established by our internal audit team.

Our cybersecurity risk management framework includes steps for assessing the severity of a cybersecurity threat (including an escalation process for potentially material cybersecurity threats and incidents to an internal committee comprised of members of senior management), identifying the source of a cybersecurity threat (including whether the cybersecurity threat is associated with a third-party service provider), and implementing cybersecurity countermeasures and mitigation strategies. The internal committee is responsible for assessing the materiality of cybersecurity threats and incidents, and it informs members of senior management and the audit committee of our board of directors of material cybersecurity threats and incidents.

PAR’s cybersecurity risk management program leverages industry-recognized security frameworks, including the U.S. National Institute of Standards and Technology (NIST) and the CIS Critical Security Controls. We also engage third-party independent auditors to attest to the implementation and operational effectiveness of security controls implemented within our product and service environments in scope for Payment Card Industry Data Security Standard ("PCI DSS") and American Institute of Certified Public Accountants ("AICPA") System and Organization Controls ("SOC") as well as financial systems in scope for Sarbanes-Oxley information technology general controls. Our internal audit team conducts regularly scheduled audits of our IT and business systems. The results of these audits are reported to senior management and the audit committee as part of the quarterly reporting process discussed above.

We require our vendors to comply with our privacy and cybersecurity requirements, and we perform risk assessments of vendors, including their ability to protect data from unauthorized access. We implement enterprise-wide information security policies and security awareness training to promote compliance and enhance security awareness and vigilance among our workforce. This training is distributed to all employees and includes interactive training on the acceptable use of technology, secure software development practices and phishing simulations.

Based on the information available as of the date of this Annual Report, we believe that risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected us, including our business, strategy, results of operations or financial condition, and as of the date of this Annual Report, we are not aware of any material risks from cybersecurity threats that are reasonably likely to do so. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that PAR will not be materially affected by cybersecurity risks in the future. Additional information on cybersecurity risks we face is discussed in "Item 1A. Risk Factors” which should be read in conjunction with the foregoing information.

Governance

As part of our overall enterprise risk management program, we prioritize the identification and management of cybersecurity risk at several levels. Our board of directors has overall oversight responsibility for our risk management, and delegates cybersecurity risk management oversight to the audit committee, which is responsible for overseeing that management has processes in place designed to identify and evaluate cybersecurity risks and that management has implemented processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to provide that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs.

Our cyber risk assessment program is managed by our Information Security & Privacy team, which is led by our Vice President of Information Security & Privacy, who has over twenty-three (23) years of experience in the cybersecurity and technology industry. The Vice President of Information Security & Privacy reports to our Chief Financial Officer. The Vice President of Information Security & Privacy oversees multiple teams that are operationally responsible for PAR’s cybersecurity, including IT Security, Cloud Security, and Development, Security & Operations, each of which provides regular updates to the Vice President of Information Security & Privacy regarding threat intelligence, cyber incidents, and cyber risk mitigation strategies as part of their responsibilities. The Vice President of Information Security & Privacy works closely with the Vice President of IT, who is responsible for PAR's information technology and digital transformation strategy, and with the Chief Technology Officer (CTO), who is responsible for software engineering across most of PAR’s SaaS products. Together, the three individuals have a complementing set of responsibilities to align, implement and govern cybersecurity policies, standards and technology controls throughout PAR.

Our audit committee, typically in joint session with our board of directors, meets quarterly with the Vice President of Information Security & Privacy, the Vice President of Information Technology, and/or the CTO who provide updates to it on, among other things, cybersecurity threat landscape, risk assessments, mitigation plans, notable incidents, the status of projects to strengthen our information security systems, engagement of third parties (e.g., consultants and auditors) and third-party tools, and our employee-training programs.

Item 2.     PROPERTIES

Our principal executive offices are located in 208,700 square feet of owned office space at 8383 Seneca Turnpike, New Hartford, New York, from which we operate out of 180,900 square feet and lease the remaining space to third parties. We also use this space to assemble certain of our hardware products and for research and development, sales, and professional services. In addition to this principal property, we have leasehold interests in small office spaces located in Australia, New Zealand, Japan, Poland, Canada, India, United Arab Emirates, England, Switzerland, Serbia, and other locations within the U.S. We are currently operating in a substantially remote work environment and believe our current facilities are adequate for our present needs. If and when our property needs change, we believe the capacity of our current facilities and ability to obtain suitable additional facilities on commercially reasonable terms will satisfy our business requirements.

Item 3.     LEGAL PROCEEDINGS

The information set forth in "Note 14 – Commitments and Contingencies" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report is incorporated herein by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our common stock is listed on the New York Stock Exchange under the symbol “PAR”. According to the records of our transfer agent, as of February 24, 2025, there were 302 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers, banks, and other nominees.

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

Issuer Purchases of Equity Securities

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of their awards. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the awards withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended December 31, 2024, there were no shares withheld.

Performance Graph

The performance graph below shows the cumulative total shareholder return on our common stock compared to the cumulative total shareholder return on the Russell 2000 index and the Russell 2000 Technology index, a published peer industry group of 57 companies on an annual basis.

The performance graph assumes the investment of $100 on December 31, 2019 in our common stock, the Russell 2000 and the Russell 2000 Technology indices. The cumulative total shareholder returns shown below represent the value that such investments would have had on December 31, 2024 (assuming reinvestment of all dividends). Historical stock price performance should not be relied upon as an indication of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PAR Technology Corporation, the Russell 2000 Index
and the Russell 2000 Technology Index
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
PAR Technology Corporation
Russell 2000
Russell 2000 Technology

Item 6.     RESERVED

Not applicable.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes thereto included under "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under "Forward-Looking Statements" above and "Part I, Item 1A. Risk Factors" above.

The following section generally discusses year-over-year comparisons between 2024 and 2023. Discussions related to year-over-year comparisons between 2023 and 2022 are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Recast Sections of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on January 6, 2025.

2024 Operating Performance Highlights

Organic - Year-over-year growth of 20.7%	Total - Year-over-year growth of 101.6%

GAAP - Year-over-year 5.5% improvement

Non-GAAP - Year-over-year 0.5% decline

Net Loss from Cont. Ops. Year-over-year increase of $8.3 million

Adjusted EBITDA Year-over-year improvement of $32.0 million

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators, such as annual recurring revenue (ARR), and non-GAAP financial measures, including non-GAAP subscription service gross margin percentage and adjusted EBITDA. We use these key performance indicators and non-GAAP financial measures to evaluate our performance.

2024 Corporate Development Highlights

•Stuzo Acquisition: In March 2024, the Company acquired Stuzo, LLC for approximately $190.0 million. The purchase consideration was approximately $170.5 million paid in cash, subject to certain adjustments (including customary adjustments for Stuzo cash, debt, debt-like items, and net working capital), and $19.2 million paid in shares of Company common stock.

◦Private Placement of Common Stock: In connection with, and to partially fund the Stuzo Acquisition, in March 2024, the Company issued and sold 5,174,638 shares of its common stock at $38.65 per share. Net proceeds from the private placement were approximately $194.4 million, net of issuance costs of $5.5 million.

•Divestiture of PAR Government Systems Corporation: In June 2024, the Company divested PAR Government Systems Corporation ("PGSC") for a cash purchase price of $95.0 million, before customary post-closing adjustments.

•Divestiture of Rome Research Corporation: In July 2024, the Company divested Rome Research Corporation ("RRC") for $7.0 million, before customary post-closing adjustments, completing the divestiture of PAR's Government segment. In advance of the divestiture, the Government segment's results were classified as discontinued operations beginning with the quarter ended June 30, 2024, and PAR now operates in a single reportable segment.

•TASK Group Acquisition: In July 2024, the Company acquired TASK Group for approximately $245.5 million. The purchase consideration was approximately $131.5 million paid in cash and $114.0 million paid in shares of Company common stock.

◦Credit Facility: In connection with, and to partially fund the TASK Group Acquisition, in July 2024, the Company entered into a credit agreement (the "Credit Agreement"), with Blue Owl Capital Corporation, as administrative agent and collateral agent, and Blue Owl Credit Advisors, LLC, as lead arranger and bookrunner, that provides for a term loan in an initial aggregate principal amount of $90.0 million (the "Credit Facility" and, the loans thereunder, the “Term Loans”).

•Delaget Acquisition: In December 2024, the Company acquired Delaget, LLC for approximately $125.1 million. The purchase consideration was approximately $16.9 million paid in cash, subject to certain adjustments (including customary adjustments for Delaget cash, debt, debt-like items, and net working capital), and $108.2 million paid in shares of Company common stock.

Refer to “Note 2 – Acquisitions”, “Note 4 – Discontinued Operations”, “Note 10 – Debt”, and "Note 11 – Common Stock" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional information about the private placement of common stock, Stuzo Acquisition, divestiture of PGSC & RRC, Credit Facility, TASK Group Acquisition, and Delaget Acquisition.

COMPONENTS OF RESULTS OF OPERATIONS

Revenues

Subscription Service

Consists of revenue from software-as-a-service ("SaaS") solutions, related software support, managed platform development services, and transaction-based payment processing services.

Hardware

Consists of revenue from the sale of point-of-sale terminals and tablets, wireless headsets, drive-thru systems, kitchen display systems, kiosks, printers, payment devices, and other in-store peripherals.

Professional Service

Consists of revenue from hardware support, installation and implementation, and on-site and technical support.

Cost of Sales

Subscription Service

Consists of expenses directly related to the delivery of our software, including customer support and infrastructure management personnel costs, hosting and cloud infrastructure costs, amortization of capitalized and acquired developed technology, third-party software licensing fees, and payment processing fees.

Hardware

Consists of expenses directly related to the production, procurement, and delivery of hardware products sold to customers, including manufacturing and procurement personnel costs, freight charges, excess and obsolete inventory expenses, and allocated overhead.

Professional Service

Consists of the personnel costs of our deployment team associated with delivering these services and costs related to hardware repairs and advanced exchange contracts.

Operating Expenses

Sales and Marketing

Consists of employee-related costs incurred for personnel that support sales and marketing activities, as well as general marketing and event costs.

General and Administrative

Consists of employee-related costs incurred for management and administrative functions, including finance, legal, human resources, and information technology. General and administrative expenses also include costs related to fees paid for certain professional services and software, insurance and occupancy costs, as well as bad debt expense and depreciation expense.

Research and Development

Consists of uncapitalized engineering and product development personnel costs associated with improvements to our platform and the development of new product offerings and expenses associated with the use of third-party software directly related to the development of our products and services.

Amortization of Identifiable Intangible Assets

Consists of amortization expense related to acquired intangible assets including customer relationships, non-competition agreements, and trade names.

Adjustment to Contingent Consideration Liability

Reflects a reduction to the fair market value of the contingent consideration liability related to the acquisition of MENU Technologies A.G. in July 2022 (the “MENU Acquisition”).

Gain on Insurance Proceeds

Consists of insurance proceeds from the settlement of legacy insurance claims.

Other Non-Operating Expenses

Interest expense, net

Consists of interest incurred on our 2026 Notes, 2027 Notes, and Credit Facility, offset by interest earned from cash held in money market accounts and on our marketable securities.

Loss on extinguishment of debt

Represents the loss on inducement of our 2026 Notes and 2024 Notes.

Other income (expense), net

Consists of foreign currency transaction gains and losses and other miscellaneous non-operating income (expense).

Benefit from (Provision for) Income Taxes

Consists of U.S. federal and state income tax as well as international income taxes in various foreign jurisdictions. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, and permanent differences between GAAP and local tax laws. Refer to "Note 13 - Income Taxes" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional information about our income taxes and effective tax rate.

RESULTS OF OPERATIONS

Results of operations for the years ended December 31, 2024, 2023, and 2022 were as follows:

Consolidated Results

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues, net:
Subscription service	$207,422	$122,597	$97,499	59.3%	44.3%	37.2%	69.2%	25.7%
Hardware	87,040	103,391	114,410	24.9%	37.4%	43.6%	(15.8)%	(9.6)%
Professional service	55,520	50,726	50,438	15.9%	18.3%	19.2%	9.5%	0.6%
Total revenues, net	$349,982	$276,714	$262,347	100.0%	100.0%	100.0%	26.5%	5.5%

Gross margin
Subscription service	110,903	58,862	50,075	31.7%	21.3%	19.1%	88.4%	17.5%
Hardware	21,117	23,072	22,186	6.0%	8.3%	8.5%	(8.5)%	4.0%
Professional service	14,104	7,512	9,456	4.0%	2.7%	3.6%	87.8%	(20.6)%
Total gross margin	146,124	89,446	81,717	41.8%	32.3%	31.1%	63.4%	9.5%

Operating expenses:
Sales and marketing	41,708	38,513	34,900	11.9%	13.9%	13.3%	8.3%	10.4%
General and administrative	108,898	72,139	69,770	31.1%	26.1%	26.6%	51.0%	3.4%
Research and development	67,258	58,356	48,643	19.2%	21.1%	18.5%	15.3%	20.0%
Amortization of identifiable intangible assets	8,452	1,858	1,863	2.4%	0.7%	0.7%	>200%	(0.3)%
Adjustment to contingent consideration liability	(600)	(9,200)	(4,400)	(0.2)%	(3.3)%	(1.7)%	(93.5)%	109.1%
Gain on insurance proceeds	(495)	(500)	—	(0.1)%	(0.2)%	—%	(1.0)%	N/A
Total operating expenses	225,221	161,166	150,776	64.4%	58.2%	57.5%	39.7%	6.9%

Operating loss	(79,097)	(71,720)	(69,059)	(22.6)%	(25.9)%	(26.3)%	10.3%	3.9%
Other income (expense), net	1,146	(485)	(1,068)	0.3%	(0.2)%	(0.4)%	<(200)%	(54.6)%
Loss on extinguishment of debt	(6,560)	(635)	—	(1.9)%	(0.2)%	—%	>200%	N/A
Interest expense, net	(10,167)	(6,931)	(8,811)	(2.9)%	(2.5)%	(3.4)%	46.7%	(21.3)%
Loss from continuing operations before income taxes	(94,678)	(79,771)	(78,938)	(27.1)%	(28.8)%	(30.1)%	18.7%	1.1%
Benefit from (provision for) income taxes	4,768	(1,848)	(1,134)	1.4%	(0.7)%	(0.4)%	<(200)%	63.0%
Net loss from continuing operations	$(89,910)	$(81,619)	$(80,072)	(25.7)%	(29.5)%	(30.5)%	10.2%	1.9%
Net income from discontinued operations	84,923	11,867	10,753	24.3%	4.3%	4.1%	>200%	10.4%
Net loss	$(4,987)	$(69,752)	$(69,319)	(1.4)%	(25.2)%	(26.4)%	(92.9)%	0.6%

Historical results from our Government segment are reported as discontinued operations. Refer to "Note 4 - Discontinued Operations" within "Item 8. Financial Statements and Supplementary Data" for additional information.

Revenues, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Revenues, net:
Subscription service	$207,422	$122,597	$97,499	59.3%	44.3%	37.2%	69.2%	25.7%
Hardware	87,040	103,391	114,410	24.9%	37.4%	43.6%	(15.8)%	(9.6)%
Professional service	55,520	50,726	50,438	15.9%	18.3%	19.2%	9.5%	0.6%
Total revenues, net	$349,982	$276,714	$262,347	100.0%	100.0%	100.0%	26.5%	5.5%

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Total revenues were $350.0 million for the year ended December 31, 2024, an increase of $73.3 million or 26.5% compared to $276.7 million for the year ended December 31, 2023.

Subscription service revenues were $207.4 million for the year ended December 31, 2024, an increase of $84.8 million or 69.2% compared to $122.6 million for the year ended December 31, 2023. The increase was substantially driven by increased Engagement Cloud subscription service revenues of $60.0 million, of which $52.4 million was driven by inorganic increases in revenues of $34.6 million and $17.8 million stemming from the post-acquisition operations of the PAR Retail and Plexure product lines, respectively. The residual increase of $7.6 million from Engagement Cloud subscription services was driven by a 17.4% organic increase in active sites. Operator Cloud subscription services increased $24.2 million of which revenues of $3.2 million was driven by an inorganic increase in revenues stemming from the post-acquisition operations of the TASK product line. The residual increase of $21.0 million from Operator Cloud subscription services was driven by a 14.7% organic increase in active sites and a 14.7% organic increase in average revenue per site equally driven by cross-selling initiatives, upselling, and price increases.

Hardware revenues were $87.0 million for the year ended December 31, 2024, a decrease of $16.4 million or 15.8% compared to $103.4 million for the year ended December 31, 2023. The decrease was substantially driven by decreases in hardware revenues from terminals of $7.2 million, kitchen display systems of $2.9 million, peripherals (scanners, printers, payment devices) of $2.6 million, and tablets of $2.5 million. These decreases were substantially driven by the timing of tier one enterprise customer hardware refresh cycles and timing of onboarding of Operator Cloud customers buying hardware. Hardware revenues will continue to be affected by the timing of the aforementioned drivers.

Professional service revenues were $55.5 million for the year ended December 31, 2024, an increase of $4.8 million or 9.5% compared to $50.7 million for the year ended December 31, 2023. The increase was substantially driven by a $4.6 million increase in hardware repair services and a $2.4 million increase in field operations, partially offset by a $2.2 million decrease in installation services.

Gross Margin

	Year Ended December 31,			Gross Margin Percentage			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Gross margin
Subscription service	$110,903	$58,862	$50,075	53.5%	48.0%	51.4%	5.5%	(3.4)%
Hardware	21,117	23,072	22,186	24.3%	22.3%	19.4%	2.0%	2.9%
Professional service	14,104	7,512	9,456	25.4%	14.8%	18.7%	10.6%	(3.9)%
Total gross margin	$146,124	$89,446	$81,717	41.8%	32.3%	31.1%	9.5%	1.2%

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Total gross margin as a percentage of total revenue for the year ended December 31, 2024, increased to

41.8% as compared to 32.3% for the year ended December 31, 2023.

Subscription service gross margin as a percentage of subscription service revenue for the year ended December 31, 2024, increased to 53.5% as compared to 48.0% for the year ended December 31, 2023. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs as well as improved gross margins stemming from post-acquisition operations of PAR Retail.

Hardware gross margin as a percentage of hardware revenue for the year ended December 31, 2024, increased to 24.3% as compared to 22.3% for the year ended December 31, 2023. The increase primarily consists of improved inventory management resulting in lower excess and obsolescent inventory charges and improved gross margins from terminals and kitchen display systems primarily driven by price increases.

Professional service gross margin as a percentage of professional service revenue for the year ended December 31, 2024, increased to 25.4% as compared to 14.8% for the year ended December 31, 2023. The increase primarily consists of increased gross margins for hardware service repair and field operations substantially driven by improved cost management.

Sales and Marketing Expenses ("S&M")

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Sales and marketing	$41,708	$38,513	$34,900	11.9%	13.9%	13.3%	8.3%	10.4%

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

S&M expenses were $41.7 million for the year ended December 31, 2024, an increase of $3.2 million or 8.3% compared to $38.5 million for the year ended December 31, 2023. The increase consists of an inorganic increase in S&M expense of $3.4 million stemming from post-acquisition operations of PAR Retail and TASK Group while organic S&M expense decreased by $0.2 million.

General and Administrative Expenses ("G&A")

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
General and administrative	$108,898	$72,139	$69,770	31.1%	26.1%	26.6%	51.0%	3.4%

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

G&A expenses were $108.9 million for the year ended December 31, 2024, an increase of $36.8 million or 51.0% compared to $72.1 million for the year ended December 31, 2023. The increase primarily consists of a $8.7 million inorganic increase in G&A expense stemming from post-acquisition operations of PAR Retail and TASK Group and a $7.1 million organic increase in compensation costs, including variable compensation.

The residual increase was substantially driven by a $18.6 million increase in certain non-cash or non-recurring expenses consisting of $10.4 million in stock-based compensation, $6.3 million in costs related to transaction due diligence, $1.0 million in depreciation and amortization, $0.7 million in severance, and $0.2 million in asset impairment expense.

Research and Development Expenses ("R&D")

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Research and development	$67,258	$58,356	$48,643	19.2%	21.1%	18.5%	15.3%	20.0%

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

R&D expenses were $67.3 million for the year ended December 31, 2024, an increase of $8.9 million or 15.3% compared to $58.4 million for the year ended December 31, 2023. The increase consists of an inorganic increase in R&D expense of $9.6 million driven by post-acquisition operations of PAR Retail and TASK Group while organic R&D expense decreased by $0.7 million as we continue to reinforce efficiency in our R&D function.

Other Operating Expenses: Amortization of Intangible Assets / Contingent Consideration / Insurance Proceeds

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Amortization of identifiable intangible assets	$8,452	$1,858	$1,863	2.4%	0.7%	0.7%	>200%	(0.3)%
Adjustment to contingent consideration liability	(600)	(9,200)	(4,400)	(0.2)%	(3.3)%	(1.7)%	(93.5)%	109.1%
Gain on insurance proceeds	$(495)	$(500)	$—	(0.1)%	(0.2)%	—%	(1.0)%	N/A

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Amortization of identifiable intangible assets was $8.5 million for the year ended December 31, 2024, an increase of $6.6 million as compared to $1.9 million for the year ended December 31, 2023. The increase primarily consists of an increase in amortizable intangible assets stemming from the Stuzo Acquisition and TASK Group Acquisition.

Included in operating expenses for the year ended December 31, 2024 was a $0.6 million reduction to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition compared to a $9.2 million reduction for the year ended December 31, 2023.

Included in operating expenses for the year ended December 31, 2024 was $0.5 million in insurance proceeds from the settlement of legacy insurance claims compared to $0.5 million in insurance proceeds from the settlement of a legacy insurance claim for the year ended December 31, 2023.

Other Income (Expense), Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Other income (expense), net	$1,146	$(485)	$(1,068)	0.3%	(0.2)%	(0.4)%	<(200)%	(54.6)%

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Other income (expense), net was $1.1 million for the year ended December 31, 2024, an increase of $1.6 million as compared to ($0.5) million for the year ended December 31, 2023. Other income (expense), net substantially includes foreign currency transactions gains and losses and other miscellaneous non-operating income (expense). The change was substantially driven by increases in foreign currency transaction gains and other miscellaneous expenses.

Loss on Extinguishment of Debt

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Loss on extinguishment of debt	$(6,560)	$(635)	$—	(1.9)%	(0.2)%	—%	>200%	N/A

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Loss on extinguishment of debt was $6.6 million for the year ended December 31, 2024, related to the induced conversion of a portion of the 2026 Notes. Loss on extinguishment of debt was $0.6 million for the year ended December 31, 2023 related to the induced conversion of the 4.500% Convertible Senior Notes due 2024 (the "2024 Notes").

Interest Expense, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Interest expense, net	$(10,167)	$(6,931)	$(8,811)	(2.9)%	(2.5)%	(3.4)%	46.7%	(21.3)%

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Interest expense, net was $10.2 million for the year ended December 31, 2024, an increase of $3.2 million or 46.7% as compared to $6.9 million for the year ended December 31, 2023. The increase was primarily driven by an additional $4.8 million of interest expense in connection with the Credit Facility for the year ended December 31, 2024.

Taxes

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Benefit from (provision for) income taxes	$4,768	$(1,848)	$(1,134)	1.4%	(0.7)%	(0.4)%	<(200)%	63.0%

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The benefit from (provision for) income taxes was $4.8 million for the year ended December 31, 2024, an increase of $6.6 million as compared to $(1.8) million for the year ended December 31, 2023. The change was substantially driven by a reduction in the Company's valuation allowance which resulted from the establishment of deferred tax liabilities related to the Stuzo Acquisition and Delaget Acquisition.

Net Income from Discontinued Operations

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2024	2023	2022	2024	2023	2022	2024 vs 2023	2023 vs 2022
Net income from discontinued operations	$84,923	$11,867	$10,753	24.3%	4.3%	4.1%	>200%	10.4%

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Net income from discontinued operations was $84.9 million for the year ended December 31, 2024, an increase of $73.1 million as compared to $11.9 million for the year ended December 31, 2023. The increase was substantially driven by an $81.2 million gain on sale of PGSC and RRC. The residual amount represents PGSC and RRC operating income, offset by a provision for income taxes relating to the gain on sale of PGSC and RRC.

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

ARR is the annualized revenue from our subscription services, which includes subscription fees for our SaaS solutions and related support, managed platform development services, and transaction-based fees for payment processing services. We generally calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR is an operating measure, it does not reflect our revenue determined in accordance with GAAP, and ARR should be viewed independently of, and not combined with or substituted for, our revenue and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results. Our reported ARR is based on a constant currency, using the exchange rates established at the beginning of the year and consistently applied throughout the period and to comparative periods presented. The table below presents our ARR on a constant currency basis, calculated using the exchange rates from 2024. For acquisitions made during each period, the constant currency rate applied is the exchange rate at the date of each acquisition's closure. There was no impact on our prior period ARR as a result of applying a constant currency as the exchange rate effects only began with the TASK Group Acquisition in 2024.

Active sites represent locations active on our subscription services as of the last day of the respective reporting period. Our key performance indicators ARR and active sites are presented as two subscription service product lines:

•Engagement Cloud consisting of Punchh, PAR Retail, PAR Ordering, and Plexure product offerings.
•Operator Cloud consisting of PAR POS, PAR Pay, PAR OPS (Data Central and Delaget) and TASK product offerings.

Annual Recurring Revenue

	Year Ended December 31,			Increase (decrease)
(in thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Engagement Cloud:
Organic	$73,108	$63,784	$58,933	14.6%	8.2%
Inorganic*	86,040	—	—	N/A	N/A
Total Engagement Cloud	159,148	63,784	58,933	149.5%	8.2%

Operator Cloud:
Organic	92,080	73,119	52,510	25.9%	39.2%
Inorganic**	24,754	—	—	N/A	N/A
Total Operator Cloud	116,834	73,119	52,510	59.8%	39.2%
Total	$275,982	$136,903	$111,443	101.6%	22.8%
*Inorganic Engagement Cloud ARR represents PAR Retail and Plexure ARR only as of December 31, 2024.
**Inorganic Operator Cloud ARR represents TASK and Delaget ARR only as of December 31, 2024.

Revaluing our ending ARR as of December 31, 2024 using currency rates determined at the beginning of 2025, our Inorganic Engagement Cloud ARR would be $85.1 million and Inorganic Operator Cloud ARR would be $24.1 million.

Active Sites

	Year Ended December 31,			Increase (decrease)
(in thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Engagement Cloud:
Organic	83.2	70.8	69.9	17.4%	1.3%
Inorganic*	36.5	—	—	N/A	N/A
Total Engagement Cloud	119.7	70.8	69.9	68.9%	1.3%

Operator Cloud:
Organic	29.0	25.3	21.3	14.7%	19.0%
Inorganic**	25.7	—	—	N/A	N/A
Total Operator Cloud	54.8	25.3	21.3	116.4%	19.0%
*Inorganic Engagement Cloud active sites includes PAR Retail and Plexure active sites only as of December 31, 2024.
**Inorganic Operator Cloud active sites represents TASK and Delaget active sites only as of December 31, 2024.

Non-GAAP Financial Measures

In addition to disclosing financial results in accordance with GAAP, this Annual Report contains references to the non-GAAP financial measures below. We believe these non-GAAP financial measures provide investors with useful supplemental information about our operating performance, enable comparison of financial trends and results between periods where certain items may vary independent of business performance, and allow for greater transparency with respect to key metrics used by management in operating our business and measuring our performance. Our non-GAAP financial measures reflect adjustments based on one or more of the following items below. The income tax effect of the below adjustments, with the exception of non-recurring income taxes, were not tax-effected due to the valuation allowance on all of our net deferred tax assets.

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
Adjusted EBITDA
Represents net loss before income taxes, interest expense and depreciation and amortization adjusted to exclude certain non-cash and non-recurring charges that may not be indicative of our financial performance.

Non-GAAP diluted net loss per share	Represents net loss per share excluding amortization of acquired intangible assets and certain non-cash and non-recurring charges that may not be indicative of our financial performance.
We believe that adjusting our diluted net loss per share to remove non-cash and non-recurring charges provides a useful perspective with respect to the Company's operating performance as well as comparisons to past and competitor operating results.

Stock-based compensation	Consists of non-cash charges related to our employee equity incentive plans.	We exclude stock-based compensation because management does not view these non-cash charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Contingent consideration	Adjustment reflects a non-cash reduction to the fair market value of the contingent consideration liability related to the MENU Acquisition.	We exclude changes to the fair market value of our contingent consideration liability because management does not view these non-cash, non-recurring charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Transaction costs	Adjustment reflects non-recurring professional fees incurred in transaction due diligence and integration, including costs incurred in the acquisitions of Stuzo, TASK Group, and Delaget.	We exclude professional fees incurred in corporate development and integration because management does not view these non-recurring charges, which are inconsistent in size and are significantly impacted by the timing and valuation of our transactions, as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.

Non-GAAP Measure or Adjustment	Definition	Usefulness to management and investors
Gain on insurance proceeds	Adjustment reflects the gain on insurance proceeds due to the settlement of legacy claims.	We exclude these non-recurring adjustments because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Severance	Adjustment reflects severance tied to non-recurring restructuring events included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense.
Regulatory matters	Adjustment reflects non-recurring expenses related to our efforts to resolve regulatory matters.
Litigation expense	Adjustment reflects the release of a loss contingency and settlement expenses for legal matters.
Loss on extinguishment of debt	Adjustment reflects loss on extinguishment of debt related to the conversion of the 2024 Notes and a portion of the 2026 Notes.
Discontinued operations	Adjustment reflects income from discontinued operations related to the disposition of our Government segment.
Impairment loss	Adjustment reflects impairment loss related to the discontinuance of the Brink POS trademark and the impairment of internally developed software costs not meeting the general release threshold as a result of acquiring go-to-market software in the MENU Acquisition.
Other (income) expense, net	Adjustment reflects foreign currency transaction gains and losses and other non-recurring income and expenses recorded in other (income) expense, net in the accompanying statements of operations.
Non-recurring income taxes	Adjustment reflects a partial release of our deferred tax asset valuation allowance resulting from the Stuzo Acquisition and Delaget Acquisition.	We exclude these non-cash and non-recurring adjustments for purposes of calculating non-GAAP diluted net loss per share because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Non-cash interest	Adjustment reflects non-cash amortization of issuance costs and discount related to the Company's long-term debt.
Acquired intangible assets amortization	Adjustment reflects amortization expense of acquired developed technology included within cost of sales and amortization expense of other acquired intangible assets.

The tables below provide reconciliations between net loss and adjusted EBITDA, diluted net loss per share and non-GAAP diluted net loss per share, and subscription service gross margin percentage and non-GAAP subscription service gross margin percentage. Amounts presented in the reconciliations and other tables presented herein may not sum due to rounding.

(in thousands)	Year Ended December 31,
Reconciliation of Net Loss to Adjusted EBITDA	2024	2023	2022
Net loss	$(4,987)	$(69,752)	$(69,319)
Discontinued operations	(84,923)	(11,867)	(10,753)
Net loss from continuing operations	(89,910)	(81,619)	(80,072)
Provision for (benefit from) income taxes	(4,768)	1,848	1,134
Interest expense, net	10,167	6,931	8,811
Depreciation and amortization	37,907	27,014	25,643
Stock-based compensation	24,487	14,291	13,261
Regulatory matters	—	—	415
Contingent consideration	(600)	(9,200)	(4,400)
Litigation expense	—	(808)	525
Transaction costs	8,454	2,273	1,300
Gain on insurance proceeds	(495)	(500)	—
Severance	2,769	253	525
Loss on extinguishment of debt	6,560	635	—
Impairment loss	225	—	1,301
Other (income) expense, net	(1,146)	485	1,068
Adjusted EBITDA	$(6,350)	$(38,397)	$(30,489)

(in thousands, except per share amounts)	Year Ended December 31,
Reconciliation between GAAP and Non-GAAP diluted net loss per share	2024	2023	2022
Diluted net loss per share	$(0.14)	$(2.53)	$(2.55)
Discontinued operations	(2.49)	(0.43)	(0.40)
Diluted net loss per share from continuing operations	(2.63)	(2.96)	(2.95)
Non-recurring income taxes	(0.19)	—	—
Non-cash interest	0.07	0.08	0.07
Acquired intangible assets amortization	0.84	0.66	0.63
Stock-based compensation	0.72	0.52	0.49
Regulatory matters	—	—	0.02
Contingent consideration	(0.02)	(0.33)	(0.16)
Litigation expense	—	(0.03)	0.02
Transaction costs	0.25	0.08	0.05
Gain on insurance proceeds	(0.01)	(0.02)	—
Severance	0.08	0.01	0.02
Loss on extinguishment of debt	0.19	0.02	—
Impairment loss	0.01	—	0.05
Other (income) expense, net	(0.03)	0.02	0.04
Non-GAAP diluted net loss per share	$(0.73)	$(1.96)	$(1.73)

Diluted weighted average shares outstanding	34,155	27,552	27,152

	Year Ended December 31,
Reconciliation between GAAP and Non-GAAP Subscription Service Gross Margin Percentage	2024	2023	2022
Subscription Service Gross Margin Percentage	53.5%	48.0%	51.4%
Depreciation and amortization	12.2%	18.1%	21.9%
Stock-based compensation	0.1%	0.3%	—%
Severance	0.1%	—%	—%
Non-GAAP Subscription Service Gross Margin Percentage	65.9%	66.4%	73.3%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents. As of December 31, 2024, we had cash and cash equivalents of $108.1 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds.

Cash used in operating activities was $25.2 million for the year ended December 31, 2024, compared to $17.1 million for the year ended December 31, 2023. The increase in cash used in operating activities of $8.2 million was substantially driven by an increase in cash used relating to our discontinued operations of $18.8 million, while cash used in operating activities from continuing operations decreased by $10.6 million due to improved profitability from our core operations.

Cash used in investing activities was $180.1 million for the year ended December 31, 2024, compared to $7.8 million for the year ended December 31, 2023. Cash used in investing activities for the year ended December 31, 2024, included $309.4 million of cash consideration paid in connection with the Stuzo Acquisition, TASK Group Acquisition, and Delaget Acquisition (net of cash acquired) and capital expenditures of $5.8 million for developed technology costs associated with our software platforms, partially offset by $96.1 million of cash consideration received in connection with the disposition of PGSC and RRC and $36.7 million of proceeds from net sales of short-term held-to-maturity investments.

Cash provided by financing activities was $278.5 million for the year ended December 31, 2024, compared to cash used in financing activities of $1.6 million for the year ended December 31, 2023. Cash provided by financing activities during the year ended December 31, 2024 primarily consisted of a private placement of common stock of $194.5 million (net of issuance costs) and $87.3 million (net of issuance costs) from the Credit Facility. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $58.9 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $42.7 million, interest payments on long-term debt of $13.4 million and facility lease obligations of $2.8 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

Our non-current contractual obligations are $435.9 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $31.1 million, interest payments of $22.7 million and principal payments of $375.0 million related to long-term debt, and facility leases of $7.1 million. Refer to “Note 10 – Debt” of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for details.

After period end, the Company completed a private offering of $115.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2030 (the “2030 Notes”) and utilizing the net proceeds from this offering, repaid in full the $90.0 million aggregate principal amount outstanding of the Credit Facility. The Company intends to use the remaining proceeds from the 2030 Notes for general corporate purposes. These transactions enhance our capital structure by extending our debt maturity profile and reduces our interest expense. Refer to "Note 17 - Subsequent Events" for further information on extinguishment of the Credit Facility and the private offering of the 2030 Notes.

Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development and acquisition integration efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and our other filings with the SEC.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Significant items subject to these estimates and assumptions include revenue recognition, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, identifiable intangible assets and goodwill, valuation allowances for receivables, classification of discontinued operations, and valuation of excess and obsolete inventories. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends. Refer to "Item 1A. Risk Factors" of this Annual Report for additional information. Refer to "Note 1 - Summary of Significant Accounting Policies" for additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

The Company's revenue is derived from three types of revenue: hardware sales, subscription services, and professional services, which may be sold separately or bundled together in a single contract. ASC Topic 606, Revenue from Contracts with Customers requires the Company to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Assessing whether products and services constitute distinct performance obligations that should be recognized separately or combined may require judgment. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred. The Company evaluated the potential performance obligations and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered a distinct performance obligation.

The primary method used to estimate a stand-alone selling price is the price that the Company charges for the particular good or service sold by the Company separately under similar circumstances to similar customers. Assessing the stand-alone selling price for each distinct performance obligation may involve significant judgment. Key pricing factors taken into consideration include our discounting policies, transaction size and volume, target customer demographic, price lists, as well as both historical and current sales and contract prices.

For certain arrangements, particularly those involving managed platform development services and transaction-based payment processing, we must determine whether we are acting as a principal or an agent. This assessment is based on our level of control over the services before they are transferred to the customer, our pricing discretion, and our responsibility for fulfillment. Where we conclude that we are the principal, we recognize revenue on a gross basis; otherwise, revenue is recorded net of certain pass-through costs.

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

Goodwill

Fair values of the reporting unit are estimated using a weighted methodology considering the output from both the income and market approaches. The income approach incorporates the use of a discounted cash flow (DCF) analysis. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including revenue growth, operating income margin and discount rate. The market approach incorporates the use of the quoted price and public company methods utilizing public market data for our company and comparable companies.

Under GAAP, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded based on that difference.

The Company has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.

The Company elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2024. As a part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting unit. The assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its respective carrying value. As such, goodwill was not impaired and no further testing was required. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Refer to “Note 1 – Summary of Significant Accounting Policies” of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for details.
Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the New Zealand dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee, the Japanese Yen, the Polish Zloty, and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of December 31, 2024, the impact of foreign currency exchange rate changes on our revenues and net income (loss) was not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of December 31, 2024, we had $20.0 million, $265.0 million, and $90.0 million in aggregate principal amount outstanding on the 2026 Notes, the 2027 Notes, and the Credit Facility respectively.

We carry the Senior Notes at face value less amortized debt issuance costs on the on the consolidated balance sheets. Since the Senior Notes bear interest at fixed rates, we have no financial statement risk associated with changes in interest rates. However, the fair value of the Senior Notes changes when the market price of our common stock fluctuates or interest rates change.

The Credit Facility contained a variable interest rate, presenting interest rate exposure based on the rate selected by management. As described in "Note 17 – Subsequent Events", the Credit Facility was paid in full on January 30, 2025 and the Credit Agreement was terminated. Refer to "Note 17 - Subsequent Events" for further information on extinguishment of the Credit Facility.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of PAR Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Acquisition of Stuzo and TASK Group — Fair Value of Developed Technology and Customer Relationships Intangible Assets — Refer to Note 2 of the consolidated financial statements

Critical Audit Matter Description

The Company completed the acquisition of Stuzo Blocker, Inc. and Stuzo Holdings, LLC (“Stuzo”) on March 8, 2024; and the acquisition of TASK Group on July 18, 2024. These acquisitions were accounted for as a business combination. The Company accounts for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. Accordingly, the purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with fair value measurement principles. The allocation of the total purchase consideration to the estimated fair values of the developed technology and customer-relationship intangible assets acquired was $18.2 million and $39.4 million, respectively for Stuzo. The allocation of the total purchase consideration to the estimated fair values of the developed technology and customer-related intangible assets acquired was $32.1 million and $48 million, respectively for TASK Group.

The fair value determination of the customer relationship and developed technology intangible assets required management to make significant estimates and assumptions related to the valuation methods, forecasts of future net cash flows and the selection of the discount rate.

Given the fair value determination of the customer relationship and developed technology intangible assets requires management to use judgment in the selection of the valuation method, as well as make significant estimates and assumptions related to the forecasts of future growth, and the selection of the discount rate. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the developed technology and customer relationships intangible assets assumed for the Stuzo and TASK Group acquisitions included the following, among others:

•We tested the effectiveness of controls over the valuation of the developed technology and customer relationships intangible assets including management’s controls over the inputs to the valuation of intangible assets

•We assessed the reasonableness of management's estimated net cash flows projections by inquiring of management regarding its processes for developing projected financial information

•We compared the net cash flow projections to historical performance and future projected performance of other guideline companies within the same industry, and to historical performance and future projected performance of overall industry trends

•We assessed the reasonableness of management's assumptions of the revenue growth rates by evaluation of the source information, including the number of existing customers through inspection of customer contracts

•We assessed the reasonableness of management's assumption of the technology obsolescence and attrition rates by evaluating Stuzo and TASK Group's historical attrition rate, including testing of the source information, and comparing the attrition rate to historical results

With the assistance of our internal fair value specialists, we evaluated:

•The reasonableness of the income approach valuation methodologies by assessing management's application of the Relief-from Royalty Method and Multi-Period Excess Earnings Method,

•The reasonableness of the attrition rate, royalty rate and technology obsolescence rate used in the valuation by developing a range of independent estimates and comparing those to the assumptions selected by management

•Testing the source information underlying the determination of the discount rate

•Testing the mathematical accuracy of the valuation analysis

/s/ Deloitte & Touche LLP

Rochester, New York
March 3, 2025

We have served as the Company's auditor since 2020.

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$108,117	$37,183
Cash held on behalf of customers	13,428	10,170
Short-term investments	524	37,194
Accounts receivable – net	59,726	42,679
Inventories	21,861	23,560
Other current assets	14,390	8,123
Current assets of discontinued operations	—	21,690
Total current assets	218,046	180,599
Property, plant and equipment – net	14,107	15,524
Goodwill	887,459	488,918
Intangible assets – net	237,333	93,969
Lease right-of-use assets	8,221	3,169
Other assets	15,561	17,642
Noncurrent assets of discontinued operations	—	2,785
Total Assets	$1,380,727	$802,606

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,784	$25,599
Accrued salaries and benefits	22,487	14,128
Accrued expenses	13,938	3,533
Customers payable	13,428	10,170
Lease liabilities – current portion	2,256	1,120
Customer deposits and deferred service revenue	24,944	9,304
Current liabilities of discontinued operations	—	16,378
Total current liabilities	111,837	80,232
Lease liabilities – net of current portion	6,053	2,145
Long-term debt	368,355	377,647
Deferred service revenue – noncurrent	1,529	4,204
Other long-term liabilities	21,243	3,603
Noncurrent liabilities of discontinued operations	—	1,710
Total liabilities	509,017	469,541
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.02 par value, 116,000,000 shares authorized; 40,187,671 and 29,386,234 shares issued, 38,717,366 and 28,029,915 outstanding at December 31, 2024 and December 31, 2023, respectively	798	584
Additional paid in capital	1,085,473	625,154
Equity consideration payable	108,182	—
Accumulated deficit	(279,943)	(274,956)
Accumulated other comprehensive loss	(20,951)	(939)
Treasury stock, at cost, 1,470,305 and 1,356,319 shares at December 31, 2024 and December 31, 2023, respectively	(21,849)	(16,778)
Total shareholders’ equity	871,710	333,065
Total Liabilities and Shareholders’ Equity	$1,380,727	$802,606
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues, net:
Subscription service	$207,422	$122,597	$97,499
Hardware	87,040	103,391	114,410
Professional service	55,520	50,726	50,438
Total revenues, net	349,982	276,714	262,347
Cost of sales:
Subscription service	96,519	63,735	47,424
Hardware	65,923	80,319	92,224
Professional service	41,416	43,214	40,982
Total cost of sales	203,858	187,268	180,630
Gross margin	146,124	89,446	81,717
Operating expenses:
Sales and marketing	41,708	38,513	34,900
General and administrative	108,898	72,139	69,770
Research and development	67,258	58,356	48,643
Amortization of identifiable intangible assets	8,452	1,858	1,863
Adjustment to contingent consideration liability	(600)	(9,200)	(4,400)
Gain on insurance proceeds	(495)	(500)	—
Total operating expenses	225,221	161,166	150,776
Operating loss	(79,097)	(71,720)	(69,059)
Other income (expense), net	1,146	(485)	(1,068)
Loss on extinguishment of debt	(6,560)	(635)	—
Interest expense, net	(10,167)	(6,931)	(8,811)
Loss from continuing operations before income taxes	(94,678)	(79,771)	(78,938)
Benefit from (provision for) income taxes	4,768	(1,848)	(1,134)
Net loss from continuing operations	(89,910)	(81,619)	(80,072)
Net income from discontinued operations	84,923	11,867	10,753
Net loss	$(4,987)	$(69,752)	$(69,319)

Net income (loss) per share (basic and diluted)
Continuing operations	$(2.63)	$(2.96)	$(2.95)
Discontinued operations	2.49	0.43	0.40
Total	$(0.14)	$(2.53)	$(2.55)

Weighted average shares outstanding (basic and diluted)	34,155	27,552	27,152
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(4,987)	$(69,752)	$(69,319)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	(20,012)	426	2,339
Comprehensive loss	$(24,999)	$(69,326)	$(66,980)
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Capital in Excess of Par Value	Equity Consideration Payable	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2021	28,094	$562	$640,937	$—	$(122,505)	$(3,704)	1,181	$(10,945)	$504,345
Impact of ASU 2020-06 implementation	—	—	(66,656)	—	(13,380)	—	—	—	(80,036)
Balances at January 1, 2022	28,094	$562	$574,281	$—	$(135,885)	$(3,704)	1,181	$(10,945)	$424,309
Issuance of common stock upon the exercise of stock options	133	3	1,283	—	—	—	—	—	1,286
Net issuance of restricted stock awards and restricted stock units	200	2	(1)	—	—	—	—	—	1
Issuance of common stock for acquisition	163	3	6,297	—	—	—	—	—	6,300
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	90	(3,148)	(3,148)
Stock-based compensation	—	—	13,426	—	—	—	—	—	13,426
Foreign currency translation adjustments	—	—	—	—	—	2,339	—	—	2,339
Net loss	—	—	—	—	(69,319)	—	—	—	(69,319)
Balances at December 31, 2022	28,590	$570	$595,286	$—	$(205,204)	$(1,365)	1,271	$(14,093)	$375,194
Issuance of common stock upon the exercise of stock options	96	2	1,067	—	—	—	—	—	1,069
Net issuance of restricted stock awards and restricted stock units	203	2	—	—	—	—	—	—	2
Issuance of common stock for conversion of 2024 Notes	497	10	14,374	—	—	—	—	—	14,384
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	85	(2,685)	(2,685)
Stock-based compensation	—	—	14,427	—	—	—	—	—	14,427
Foreign currency translation adjustments	—	—	—	—	—	426	—	—	426
Net loss	—	—	—	—	(69,752)	—	—	—	(69,752)
Balances at December 31, 2023	29,386	$584	$625,154	$—	$(274,956)	$(939)	1,356	$(16,778)	$333,065

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(in thousands)

	Common Stock		Capital in Excess of Par Value	Equity Consideration Payable	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2023	29,386	$584	$625,154	$—	$(274,956)	$(939)	1,356	$(16,778)	$333,065
Issuance of common stock upon the exercise of stock options	190	4	2,231	—	—	—	—	—	2,235
Net issuance of restricted stock awards and restricted stock units	422	6	(6)	—	—	—	—	—	—
Issuance of common stock for acquisition (Note 2)	2,605	52	133,128	—	—	—	—	—	133,180
Equity consideration payable for acquisition (Note 2)	—	—	—	108,182	—	—	—	—	108,182
Issuance of common stock for conversion of 2026 Notes	2,382	47	104,101	—	—	—	—	—	104,148
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	114	(5,071)	(5,071)
Issuance of common stock for employee stock purchase plan	28	1	988	—	—	—	—	—	989
Proceeds from private placement of common stock, net of issuance costs of $5.5 million	5,175	104	194,386	—	—	—	—	—	194,490
Stock-based compensation	—	—	25,491	—	—	—	—	—	25,491
Foreign currency translation adjustments	—	—	—	—	—	(20,012)	—	—	(20,012)
Net loss	—	—	—	—	(4,987)	—	—	—	(4,987)
Balances at December 31, 2024	40,188	$798	$1,085,473	$108,182	$(279,943)	$(20,951)	1,470	$(21,849)	$871,710

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(4,987)	$(69,752)	$(69,319)
Net income from discontinued operations	(84,923)	(11,867)	(10,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,907	27,014	25,643
Accretion of debt in interest expense	2,432	2,205	1,997
Accretion of discount on held to maturity investments in interest expense, net	480	(1,886)	—
Current expected credit losses	2,596	579	1,204
Provision for obsolete inventory	(150)	(1,915)	69
Stock-based compensation	24,487	14,291	13,261
Impairment loss	225	—	1,301
Loss on debt extinguishment	6,560	635	—
Adjustment to contingent consideration liability	(600)	(9,200)	(4,400)
Deferred income tax	(10,788)	197	(373)
Changes in operating assets and liabilities:
Accounts receivable	(10,496)	(772)	(5,587)
Inventories	1,768	15,984	(2,767)
Other current assets	(3,390)	(1,147)	1,823
Other assets	30	(1,608)	(5,031)
Accounts payable	4,276	4,411	696
Accrued salaries and benefits	8,101	(265)	808
Accrued expenses	2,476	769	(683)
Customer deposits and deferred service revenue	(318)	(2,179)	(5,851)
Customers payable	3,258	2,966	7,205
Other long-term liabilities	(257)	(412)	(868)
Cash used in operating activities - continuing operations	(21,313)	(31,952)	(51,625)
Cash (used in) provided by operating activities - discontinued operations	(3,933)	14,877	8,555
Net cash used in operating activities	(25,246)	(17,075)	(43,070)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(309,368)	(1,900)	(18,797)
Capital expenditures	(970)	(5,018)	(1,163)
Capitalization of software costs	(5,814)	(5,346)	(6,234)
Proceeds from company owned life insurance policies	3,266	—	—
Proceeds from sale of held to maturity investments	65,065	85,978	24,243
Purchases of held to maturity investments	(28,351)	(80,996)	(64,533)
Cash used in investing activities - continuing operations	(276,172)	(7,282)	(66,484)
Cash provided by (used in) investing activities - discontinued operations	96,060	(499)	(226)
Net cash used in investing activities	(180,112)	(7,781)	(66,710)
Cash flows from financing activities:
Principal payments of long-term debt	—	—	(705)
Proceeds from private placement of common stock, net of issuance costs	194,490	—	—
Proceeds from debt issuance, net of original issue discount	87,333	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(5,071)	(2,685)	(3,148)
Proceeds from exercise of stock options	2,235	1,069	1,286
Proceeds from employee stock purchase plan	989	—	—
Cash paid for debt extinguishment	(1,469)	—	—
Net cash provided by (used in) financing activities	278,507	(1,616)	(2,567)
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Effect of exchange rate changes on cash and cash equivalents	857	(3,522)	1,461
Net increase (decrease) in cash, cash equivalents, and cash held on behalf of customers	74,006	(29,994)	(110,886)
Cash, cash equivalents, and cash held on behalf of customers at beginning of period	47,539	77,533	188,419
Cash, cash equivalents, and cash held on behalf of customers at end of period	$121,545	$47,539	$77,533

Reconciliation of cash, cash equivalents, and cash held on behalf of customers
Cash and cash equivalents	$108,117	$37,369	$70,328
Cash held on behalf of customers	13,428	10,170	7,205
Total cash, cash equivalents, and cash held on behalf of customers	$121,545	$47,539	$77,533

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,323	$3,223	$1,285
Capitalized software recorded in accounts payable	31	38	27
Capital expenditures in accounts payable	76	139	75
Common stock issued for acquisition	133,180	—	6,300
Cash flows are presented on a consolidated basis and cash and cash equivalents presented in current assets of discontinued operations in the consolidated balance sheets as of December 31, 2023 were $0.2 million. Refer to “Note 4 – Discontinued Operations” for additional information related to cash flows from discontinued operations.
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Nature of Business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in one segment, Restaurant/Retail. Refer to "Note 15 - Segment and Related Information" for further detail on our segment. The Restaurant/Retail segment provides leading omnichannel cloud-based software and hardware solutions to the restaurant and retail industries.

Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other foodservice outlets with operational efficiencies through a data-driven network with integration capabilities from front- and back-of-house to customer fulfillment. Our subscription services are grouped into two product lines: Engagement Cloud, which includes Punchh and PAR Retail (formerly Stuzo) products and services for customer loyalty and engagement, Plexure for international customer loyalty and engagement, and PAR Ordering (formerly MENU) for omnichannel digital ordering and delivery; and Operator Cloud, which includes PAR POS (formerly Brink POS) and TASK for front-of-house, PAR Pay for payments, and PAR OPS (Delaget and Data Central) for back-of-house. The accompanying consolidated financial statements include the Company's accounts and those of its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation and Use of Estimates

The Company prepares its consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value, identifiable intangible assets and goodwill, valuation allowances for receivables, classification of discontinued operations, valuation of excess and obsolete inventories, and measurement of contingent consideration at fair value. Actual results could differ from these estimates.

The results of operations of the Company's Government segment are reported as discontinued operations in the consolidated statements of operations for all periods presented and the related assets and liabilities associated with the discontinued operations are classified as assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2023. All results and information in the consolidated financial statements are presented as continuing operations and exclude the Government segment unless otherwise noted specifically as discontinued operations.

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

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2024 and 2023. The Company did not experience losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents
Cash	$105,956	$37,143
Money market funds	2,161	40
Cash held on behalf of customers	13,428	10,170
Total cash and cash equivalents and cash held on behalf of customers	$121,545	$47,353

Short-Term Investments

Short-term investments include held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes and short-term deposits, which are stated at amortized cost. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 12 months. The Company did not have any material gains or losses on these securities during the year ended December 31, 2024. The estimated fair value of these securities approximated their carrying value as of December 31, 2024.

The carrying value of investment securities consist of the following:

(in thousands)	December 31, 2024	December 31, 2023
Short-term investments
Treasury bills and notes	$—	$37,194
Short-term deposits	524	—
Total short-term investments	$524	$37,194

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

Other Assets

Other assets include deferred implementation costs of $7.3 million and $8.8 million and deferred commissions of $3.3 million and $2.6 million at December 31, 2024 and December 31, 2023, respectively. Based on ASC Topic 340, Other Assets and Deferred Costs, we capitalize and amortize incremental costs of obtaining and fulfilling a contract over the period we expect to derive benefits from the contract, which we have determined as the initial term of a contract. We periodically adjust the carrying value of deferred implementation costs and deferred commissions to account for customers ceasing operations or otherwise discontinuing use of our subscription services. Amortization expense for deferred implementation costs is included in "Cost of sales: Professional service" and amortization expense for deferred commissions is included in "Sales and marketing" in the Company's consolidated statements of operations.

The following table summarizes amortization expense for deferred implementation costs and deferred commissions:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Amortization of deferred implementation costs	$6,158	$4,548	$2,421
Amortization of deferred commissions	1,662	933	579

Other assets also include the cash surrender value of life insurance related to the Company’s deferred compensation plan eligible to certain employees. The funded balance is reviewed on an annual basis. The cash surrender value of the deferred compensation plan was cashed out during 2024. The balance of the life insurance policy was zero and $3.3 million at December 31, 2024 and December 31, 2023, respectively.

Identifiable Intangible Assets

The Company's identifiable intangible assets represent intangible assets acquired in the acquisition of 3M Company's Drive-Thru Communications Systems, the acquisition of Data Central, the acquisition of Punchh Inc., the MENU Acquisition, the Stuzo Acquisition, the TASK Group Acquisition, the Delaget Acquisition and capitalized software development costs.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company's impairment tests are based on the Company's reporting unit used in the test for goodwill impairment. In conducting this impairment testing, the Company may first perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value. If not, no further goodwill impairment testing is required. If it is more likely than not that a reporting unit's fair value is less than its carrying value, or if we elect not to perform a qualitative assessment of a reporting unit, a quantitative analysis is performed, in which the fair value of the reporting unit is compared to its carrying value. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.

The Company elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2024. As a part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting unit. The assessment indicated that it was more likely than not that the fair value of the reporting units exceeded its respective carrying value. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold. In the year ending December 31, 2024 the Company recorded an impairment loss of $0.2 million included in general and administrative expense in the consolidated statements of operations related to the discontinuance of the Brink POS trademark. In the year ending December 31, 2022, the Company recorded an impairment loss of $1.3 million on internally developed software costs not meeting the general release threshold as a result of acquiring go-to-market software in the MENU Acquisition. This impairment loss is presented within research and development expense in the consolidated statements of operations. No impairment was recorded in the year ended December 31, 2023.

Other Long-Term Liabilities

Other long-term liabilities include deferred tax liabilities of $18.7 million and $0.8 million at December 31, 2024, and December 31, 2023, respectively.

Additionally, other long-term liabilities include amounts owed to employees that participate in the Company’s deferred compensation plan. Amounts owed to employees participating in the deferred compensation plan were $0.1 million and $0.4 million at December 31, 2024, and December 31, 2023, respectively.

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

Warranty Provisions

Warranty provisions for hardware warranties are recorded in the period in which the Company becomes obligated to honor the warranty, which generally is the period in which the related hardware revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period which can range from 12 to 60 months and cost of replacement parts.

Activity related to warranty claims are as follows:

	December 31, 2024	December 31, 2023
(in thousands)
Beginning balance	$650	$722
Adjustments to reserve	16	40
Warranty claims settled	(88)	(112)
Ending balance	$578	$650

Related Party Transactions

During the year ended December 31, 2022, Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, provided software development and restaurant technology consulting services to the Company pursuant to a master development agreement. Separately, during the year ended December 31, 2023, Ronald Shaich, the sole member of Act III Management, served as a strategic advisor to the Company's board of directors pursuant to a strategic advisor agreement, which terminated on June 1, 2023. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management.

As of December 31, 2024 and 2023, the Company had zero accounts payable owed to Act III Management. During the years ended December 31, 2024, 2023, and 2022 the Company paid Act III Management zero, $0.1 million, and $0.6 million respectively, in consideration for services performed under the master development agreement.

In connection with the acquisition of TASK Group Holdings Limited (“TASK Group” and such acquisition, the "TASK Group Acquisition"), the Company leases an Australian office from the Houden Superannuation Fund. The trustees and beneficiaries of the Houden Superannuation Fund include two executives of TASK Group. The Australian office has been occupied by the TASK Group since 2005 with the last rent increase occurring in March 2021 based on an independent review of comparable market rent. During the year ended December 31, 2024, the

Company paid the Houden Superannuation Fund $0.1 million in rent. The Company had $0.1 million in accounts payable owed to the Houden Superannuation Fund as of December 31, 2024.

Revenue Recognition

The Company's revenue is derived from three types of revenue: hardware sales, subscription services, and professional services. ASC Topic 606: Revenue from Contracts with Customers requires the Company to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred. The Company evaluated the potential performance obligations and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered a distinct performance obligation.

Amounts invoiced in excess of revenue recognized represent deferred revenue. Contracts typically require payment within 30 to 90 days from the shipping date or installation date, depending on the Company's terms with the customer. The primary method used to estimate a stand-alone selling price is the price that the Company charges for the particular good or service sold by the Company separately under similar circumstances to similar customers. Assessing the stand-alone selling price for each distinct performance obligation may involve significant judgment. Key pricing factors taken into consideration include our discounting policies, transaction size and volume, target customer demographic, price lists, as well as both historical and current sales and contract prices.

Hardware

Hardware revenue consists of hardware product sales and is recognized as a point in time revenue. Revenue on these items is recognized when the customer obtains control of the asset in accordance with the terms of sale. This generally occurs upon delivery to a third-party carrier for onward delivery to customer. We accept returns for hardware sales and recognize them at the time of sale as a reduction to revenue based on historical experience.

Subscription Service

Our subscription services consist of revenue from our SaaS solutions, related software support, managed platform development services, and transaction-based payment processing services.

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

Software support

Software support revenues include fees from customers from the sales of varying levels of support services which are “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term, which is generally 12 months. For this reason, the support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day.

Managed platform development services

Managed platform development services revenues include subscription based advanced support to our customers to help them customize our SaaS solutions to better manage and optimize their use. This revenue is recognized over time as the service is performed. As we utilize external contractors to support the development, we control the services being provided to our customer, are responsible for fulfillment of the promise in our contract with the customer, and have discretion in setting the price with our customer, we determined we are the principal in transferring these services to the customer and recognize revenue on a gross basis.

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

Hardware support

Hardware support revenues consist of fees from customers from the Company's Advanced Exchange overnight hardware replacement program, on-site support and extended warranty repair service programs and are all “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term, which is generally 12 months. For this reason, the support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day.

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

Implementations

Implementation revenue includes set-up and activation fees from customers to implement our SaaS solutions. We have concluded that this service generally does not represent a stand-alone performance obligation and is instead tied to the performance obligation to provide the subscription service. As such, we defer and amortize related revenues and costs over the life of the contract, commencing when the subscription service is made available to the customer.

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

During 2024, the earn-out period expired with no payment made. As such, the Company recorded a $0.6 million adjustment to decrease the fair value of the contingent consideration liability related to the MENU Acquisition to zero as of December 31, 2024.

Gain on Insurance Proceeds

During the years ended December 31, 2024 and 2023 the Company received $0.5 million and $0.5 million of insurance proceeds in connection with the settlement of a legacy claim. No insurance proceeds were received during the year ended December 31, 2022.

Other Income (Expense), net

The Company's foreign currency transaction gains and losses and other miscellaneous non-operating income (expense) are recorded in other income (expense), net in the accompanying statements of operations.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per shares (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At December 31, 2024, there were 713,534 anti-dilutive stock options outstanding compared to 920,403 as of December 31, 2023 and 1,029,417 as of December 31, 2022. At December 31, 2024 there were 1,122,090 anti-dilutive restricted stock units compared to 839,455 and 512,416 as of December 31, 2023 and December 31, 2022, respectively.

In accordance with ASC Topic 260, Earnings Per Share, when an entity reports a discontinued operation, income from continuing operations is used as the control number to determine whether potential common shares are included in the calculation of diluted EPS. Since the Company reported a net loss from continuing operations for all periods presented, the potential effects of the 2026 Notes and the 2027 Notes conversion features (see “Note 10 – Debt” for additional information) and the unissued shares from the Company's 2021 Employee Stock Purchase Plan ("ESPP", see "Note 12 - Stock Based Compensation" for additional information) were excluded from the diluted net loss per share calculation due to their anti-dilutive nature as of December 31, 2024, December 31, 2023 and December 31, 2022. Shares resulting from the 2026 Notes partial conversion were 2,381,765 (refer to “Note 10 – Debt” for additional information). Potential shares resulting from 2026 Notes and 2027 Notes conversion features at respective maximum conversion rates of 30.8356 per share and 17.8571 per share are approximately 616,712 and 4,732,132, respectively.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted loss per share computations:

	December 31,
(in thousands, except per share data)	2024	2023	2022
Net loss from continuing operations	$(89,910)	$(81,619)	$(80,072)
Net income from discontinued operations	84,923	11,867	10,753
Net loss	$(4,987)	$(69,752)	$(69,319)

Basic and diluted:
Weighted average common shares	34,155	27,552	27,152
Loss from continuing operations per common share, basic and diluted	$(2.63)	$(2.96)	$(2.95)
Income from discontinued operations per common share, basic and diluted	2.49	0.43	0.40
Loss per common share, basic and diluted	$(0.14)	$(2.53)	$(2.55)

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses. The Company adopted ASU 2023-07 for fiscal year 2024 with the only impact being to the Company's disclosures with no impact to the consolidated financial statements. Refer to "Note 15 - Segment and Related Information" for further information on our segment.

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

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which is intended to clarify the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this update for future filings.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements which is intended to improve investor insights into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this update for future filings.

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2024 that are of significance or potential significance to the Company.

Note 2 — Acquisitions

Delaget Acquisition

On December 31, 2024 (the “Delaget Closing Date”), PAR entered into an Agreement and Plan of Merger (the “Delaget Merger Agreement”), pursuant to which, on the Delaget Closing Date, PAR acquired 100% of the outstanding equity interests of Delaget, LLC ("Delaget" and such acquisition, the "Delaget Acquisition").

On the Delaget Closing Date, the Company paid equity holders of Delaget $16.9 million in cash (the "Delaget Cash Consideration"), and committed to issue 1,488,669 shares of common stock. The closing stock price as of the Delaget Closing Date was $72.67, resulting in equity consideration of $108.2 million (the "Delaget Equity Consideration") and a total purchase consideration of $125.1 million (the "Delaget Merger Consideration"). The Delaget Merger Consideration is subject to adjustment for any cash, indebtedness (including debt-like items), and net working capital of the acquired entities. The Delaget Equity Consideration was not issued as of December 31, 2024 and was included in equity consideration payable in the consolidated financial statements, however the Company determined that control of Delaget was transferred to the Company on December 31, 2024 due to the transfer of the Delaget Cash Consideration, the establishment of the equity consideration payable on the Delaget Closing Date, and the Company gaining full authority over the operations and decision-making of Delaget. Refer to "Note 17 - Subsequent Events" for further information on the payment of the Delaget Equity Consideration. The Company acquired Delaget to complement our Operator Cloud solutions.

On the Delaget Closing Date, $1.9 million of the Delaget Cash Consideration was deposited into separate escrow accounts administered by third parties to fund potential post-closing adjustments and obligations.

Additionally, on the Delaget Closing Date, $2.3 million of the Delaget Cash Consideration was deposited into an indemnification escrow fund to be held for up to 36 months to fund potential post-closing indemnification obligations of Delaget equity holders in accordance with the Delaget Merger Agreement. The Company recognized indemnification assets and liabilities of approximately $2.3 million to other assets and other long-term liabilities in the consolidated balance sheets, respectively, to account for amounts deposited into the third party indemnification escrow fund.

The Company incurred acquisition and integration expenses related to the Delaget Acquisition of approximately $1.4 million which are included in general and administrative expense in the consolidated statements of operations.

The Delaget Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of the Delaget Closing Date. The preliminary fair value determinations were based on management's estimates and assumptions, with the assistance of valuation and independent tax consultants. Preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the Delaget Closing Date) as management finalizes its procedures and net working capital adjustments (if any) are settled.

The following table presents management's preliminary purchase price allocation:

(in thousands)	Purchase price allocation
Cash	$1,087
Accounts receivable	1,117
Property and equipment	80
Lease right-of-use assets	1,380
Developed technology	11,500
Customer relationships	14,000
Non-competition agreements	3,700
Indemnification assets	2,338
Prepaid and other acquired assets	200
Goodwill	97,017
Total assets	132,419
Accounts payable	295
Accrued expenses	1,155
Lease right-of-use liabilities	1,359
Deferred revenue	893
Indemnification liabilities	2,338
Deferred taxes	1,312
Consideration paid	$125,067

Intangible Assets

The Company identified three acquired intangible assets in the Delaget Acquisition: developed technology; customer relationships; and non-competition agreements. The preliminary fair value of developed technology was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings recognized from not having to pay a royalty for the use of an asset. The Company applied a seven-year economic life, a fair and reasonable royalty rate of 15.0%, and a discount rate of 15.0% in determining the Delaget developed technology intangible preliminary fair value. The preliminary fair value of the customer relationship intangible asset was determined utilizing the “multi-period excess earnings method”, which method is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a 10.0% estimated annual attrition rate and discount rate of 15.0% in determining the Delaget customer relationships intangible preliminary fair value. The preliminary fair value of the Delaget non-competition agreements was determined utilizing the discounted earnings method. The estimated useful life of each of the foregoing identifiable intangible assets was preliminarily determined to be: seven years for developed technology; thirteen years for customer relationships; and five years for the non-competition agreements.

Goodwill

Goodwill represents the excess of consideration transferred for the fair value of net identifiable assets acquired and is tested for impairment at least annually. The goodwill value represents expected synergies from the product acquired and other benefits. It is not deductible for income tax purposes.

Deferred Taxes

The Company determined the deferred tax position to be recorded at the time of the Delaget Acquisition in accordance with ASC Topic 740, Income Taxes, resulting in recognition of $1.3 million in deferred tax liabilities for future reversal of taxable temporary differences primarily for intangible assets.

The net deferred tax liability relating to the Delaget Acquisition was determined by the Company to provide future taxable temporary differences that allow for the Company to utilize certain previously fully reserved deferred tax assets. Accordingly, the Company recognized a reduction to its valuation allowance resulting in a net tax benefit of $1.3 million for the year ended December 31, 2024.

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

The Company incurred acquisition and integration expenses related to the TASK Group Acquisition of approximately $3.6 million which are included in general and administrative in the consolidated statements of operations.

The TASK Group Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of the TASK Closing Date. The fair value determinations were based on management's estimates and assumptions, with the assistance of independent valuation and tax consultants. Preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the TASK Closing Date) as management finalizes its procedures and net working capital adjustments (if any) are settled.

During the year ended December 31, 2024, preliminary fair values of assets and liabilities as of the TASK Closing Date were adjusted to reflect ongoing acquisition valuation analyses. These adjustments included changes to accrued expenses, deferred taxes, and goodwill to refine tax exposure estimates. The Company is in the process of finalizing valuation assumptions for deferred taxes as of the TASK Closing Date.

The following table presents management's current purchase price allocation and the initial purchase price allocation:

(in thousands)	Current purchase price allocation	Initial purchase price allocation
Cash	$4,179	$4,179
Short-term investments	562	562
Accounts receivable	7,105	7,105
Property and equipment	1,030	1,030
Lease right-of-use assets	3,418	3,418
Developed technology	32,100	32,100
Customer relationships	48,000	48,000
Trade names	1,800	1,800
Prepaid and other acquired assets	1,916	1,916
Goodwill	182,042	181,442
Total assets	282,152	281,552
Accounts payable	4,212	4,212
Accrued expenses	3,705	3,502
Lease right-of-use liabilities	3,397	3,397
Deferred revenue	4,710	4,710
Deferred taxes	20,660	20,263
Consideration paid	$245,468	$245,468

Intangible Assets

The Company identified three acquired intangible assets in the TASK Group Acquisition: developed technology; customer relationships; and trade names split across the TASK and Plexure product lines. The preliminary fair value of developed technology was determined utilizing the relief from royalty approach. The Company applied a seven-year economic life, a fair and reasonable royalty rate of 20.0%, and a discount rate of

12.5% in determining the Plexure developed technology and a seven-year economic life, a fair and reasonable royalty rate of 12.0%, and a discount rate of 14.0% in determining the TASK developed technology intangible preliminary fair values. The preliminary fair values of the customer relationship intangible asset was determined utilizing the multi-period excess earnings method. The Company applied a 10.0% estimated annual attrition rate and a discount rate of 14.0% for the TASK customer relationships and applied a 95.0% probability of renewal factor and a discount rate of 12.5% for the Plexure customer relationships intangible preliminary fair values. The preliminary fair value of the trade names intangible was determined utilizing the relief from royalty approach. The Company applied a fair and reasonable royalty rate of 0.5% and a discount rate of 12.5% for the Plexure trade name and a fair and reasonable royalty rate of 1.0% and a discount rate of 14.0% in determining the TASK trade name intangible preliminary fair values. The estimated useful life of each of the foregoing identifiable intangible assets was preliminarily determined to be: seven years for developed technology; thirteen years for customer relationships; and eight years for the trade names.

Goodwill

Goodwill represents the excess of consideration transferred for the fair value of net identifiable assets acquired and is tested for impairment at least annually. The goodwill value represents expected synergies from the product acquired and other benefits. It is not deductible for income tax purposes.

Deferred Taxes

The Company determined the deferred tax position to be recorded at the time of the TASK Group Acquisition in accordance with ASC Topic 740, Income Taxes, resulting in recognition of $20.7 million in deferred tax liabilities for future reversal of taxable temporary differences primarily for intangible assets.

Stuzo Acquisition

On March 8, 2024, the Company acquired 100% of the outstanding equity interests of Stuzo Blocker, Inc., Stuzo Holdings, LLC and their subsidiaries (collectively, “Stuzo” and such acquisition, the “Stuzo Acquisition”), a digital engagement software provider to convenience and fuel retailers ("C-Stores"), for purchase consideration of approximately $170.5 million paid in cash (the "Stuzo Cash Consideration"), subject to certain adjustments (including customary adjustments for Stuzo cash, debt, debt-like items, and net working capital), and $19.2 million paid in shares of Company common stock. 441,598 shares of common stock were issued as purchase consideration, determined using a fair value share price of $43.41. The Company acquired Stuzo to expand its footprint in the C-Stores market vertical with Stuzo's industry-leading guest engagement platform (PAR Retail) serving major brands in the space.

$1.5 million of the Stuzo Cash Consideration was deposited into an escrow account administered by a third party to fund potential post-closing adjustments and obligations. During 2024 the escrow account was released in full.

The Company incurred acquisition and integration expenses related to the Stuzo Acquisition of approximately $2.9 million which are included in general and administrative in the consolidated statements of operations.

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

During the year ended December 31, 2024, fair values of assets and liabilities as of the Stuzo Acquisition Date were finalized to reflect ongoing acquisition valuation analyses and net working capital adjustments. These adjustments included changes to accounts receivable, customer relationships, trademarks, non-competition agreements, deferred revenue, deferred taxes, accrued expenses, and goodwill to reflect updates in underlying fair value assumptions.

The following table presents management's final purchase price allocation and the initial purchase price allocation:

(in thousands)	Final purchase price allocation	Initial purchase price allocation
Cash	$4,244	$4,244
Accounts receivable	1,262	2,208
Property and equipment	307	307
Developed technology	18,200	18,200
Customer relationships	39,400	39,000
Trademarks	5,400	6,600
Non-competition agreements	3,500	4,800
Prepaid and other acquired assets	774	774
Goodwill	134,112	132,140
Total assets	207,199	208,273
Accounts payable	317	317
Accrued expenses	4,053	4,459
Deferred revenue	7,680	5,443
Deferred taxes	5,444	8,349
Consideration paid	$189,705	$189,705

Intangible Assets

The Company identified four acquired intangible assets in the Stuzo Acquisition: developed technology; customer relationships; trademarks; and non-competition agreements. The fair value of developed technology was determined utilizing the relief from royalty approach. The Company applied a seven-year economic life, a fair and reasonable royalty rate of 15.0%, and a discount rate of 12.5% in determining the Stuzo developed technology intangible fair value. The fair value of the customer relationship intangible asset was determined utilizing the multi-period excess earnings method. The Company applied a 7.0% estimated annual attrition rate and discount rate of 12.5% in determining the Stuzo customer relationships intangible fair value. The fair value of the trademarks intangible was determined utilizing the relief from royalty approach. The Company applied a fair and reasonable royalty rate of 1.0% and discount rate of 12.5% in determining the trademarks intangible fair value. The fair value of the Stuzo non-competition agreements was determined utilizing the discounted earnings method. The estimated useful life of each of the foregoing identifiable intangible assets was determined to be: seven years for developed technology; fifteen years for customer relationships related to SaaS platform and related support; five years for customer relationships related to managed platform development services; indefinite for the trademarks; and five years for the non-competition agreements.

Goodwill

Goodwill represents the excess of consideration transferred for the fair value of net identifiable assets acquired and is tested for impairment at least annually. The goodwill value represents expected synergies from the product acquired and other benefits. It is not deductible for income tax purposes.

Deferred Taxes

The Company determined the deferred tax position to be recorded at the time of the Stuzo Acquisition in accordance with ASC Topic 740, Income Taxes, resulting in recognition of $5.4 million in deferred tax liabilities for future reversal of taxable temporary differences primarily for intangible assets.

The net deferred tax liability relating to the Stuzo Acquisition was determined by the Company to provide future taxable temporary differences that allow for the Company to utilize certain previously fully reserved deferred tax assets. Accordingly, the Company recognized a reduction to its valuation allowance resulting in a net tax benefit of $5.3 million for the year ended December 31, 2024.

Pro Forma Financial Information - unaudited

For the year ended December 31, 2024, the Stuzo Acquisition resulted in additional revenues of $34.9 million and income before income taxes of $5.8 million and the TASK Group Acquisition resulted in additional revenues of $22.3 million and loss before income taxes of $1.7 million. The Company did not have any revenue or income from the Delaget Acquisition for the year ended December 31, 2024.

The following table summarizes the Company's unaudited pro forma results of operations for the years ended December 31, 2024 and 2023 as if the Delaget Acquisition, TASK Group Acquisition, and Stuzo Acquisition had occurred on January 1, 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Total revenue	$399,333	$377,246
Net loss from continuing operations	(108,961)	(87,210)
The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. These unaudited pro forma results include certain adjustments, primarily due to increases in amortization expense due to the fair value adjustments of intangible assets, acquisition related costs and the impact of income taxes on the pro forma adjustments. $7.5 million of acquisition costs have been reflected in the 2023 pro forma results.

Q4 2023 Acquisition

During the three months ended December 31, 2023, Par Payment Services, LLC acquired the rights to ongoing payment facilitator referral commissions from a privately held restaurant technology company. The transaction was accounted for as an asset acquisition in accordance with ASC Topic 805, Business Combinations, resulting in an increase to the customer relationships component of intangible assets of $2.2 million. The Company determined that the fair values of ongoing referral commissions acquired relating to the transaction did not materially affect the Company's financial condition. The fair value determinations were based on management's best estimates and assumptions. The Company considers the results of operations of the acquired rights to be immaterial and therefore has not presented combined pro forma financial information.

Note 3 — Revenue Recognition

Deferred Revenue

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from when customers are invoiced.

Deferred revenue is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Current	$23,166	$7,250
Non-current	1,529	4,204
Total	$24,695	$11,454

Most performance obligations greater than one year relate to service and support contracts, that the Company expects to fulfill within 36 months. The Company expects to fulfill 100% of service and support contracts within 60 months.

The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2024	2023
Beginning balance - January 1	$11,454	$13,584
Acquired deferred revenue (refer to "Note 2 - Acquisitions")	13,283	—
Recognition of deferred revenue	(113,016)	(23,770)
Deferral of revenue	114,755	21,640
Impact of foreign currency translation of deferred revenue	(1,781)	—
Ending balance - December 31	$24,695	$11,454

The above table excludes customer deposits of $1.8 million and $2.1 million as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $7.1 million and $8.5 million.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

    Disaggregated revenue is as follows:

	Year Ended December 31, 2024
(in thousands)	Point in time	Over time
Subscription service	$—	$207,422
Hardware	87,040	—
Professional service	21,322	34,198
Total	$108,362	$241,620

	Year Ended December 31, 2023
(in thousands)	Point in time	Over time
Subscription service	$—	$122,597
Hardware	103,391	—
Professional service	21,565	29,161
Total	$124,956	$151,758

	Year Ended December 31, 2022
(in thousands)	Point in time	Over time
Subscription service	$—	$97,499
Hardware	114,410	—
Professional service	20,937	29,501
Total	$135,347	$127,000

Note 4 — Discontinued Operations

On June 7, 2024 (the "PGSC Closing Date"), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Booz Allen Hamilton Inc. ("Booz Allen Hamilton") for the divestiture of PAR Government Systems Corporation ("PGSC"), a wholly owned subsidiary of the Company. Pursuant to the Purchase Agreement, on the PGSC Closing Date, Booz Allen Hamilton acquired 100% of the issued and outstanding shares of common stock of PGSC for a cash purchase price of $95.0 million, before customary post-closing adjustments based on PGSC’s indebtedness, working capital, cash, and transaction expenses at closing. At closing we entered into a transition services agreement with Booz Allen Hamilton pursuant to which the Company and Booz Allen Hamilton provide certain transitional services to each other as contemplated by and subject to the Purchase Agreement. The service period for the transitional services generally ends during the third quarter of 2025.

On July 1, 2024, the Company divested 100% of the issued and outstanding equity interests of Rome Research Corporation ("RRC"), a wholly-owned subsidiary of the Company, to NexTech Solutions Holdings, LLC ("NexTech") for a cash purchase price of $7.0 million, before customary post-closing adjustments based on RRC’s indebtedness, working capital, cash, and transaction expenses at closing. At closing we entered into a transition services agreement with NexTech pursuant to which the Company and NexTech provide certain transitional services to each other as contemplated by and subject to the transition services agreement. The service period for the transitional services generally ends during the third quarter of 2025.

The divestiture of PGSC and RRC comprise the divestiture of 100% of the Company's Government segment. The Company recognized a pre-tax gain on sale of $81.2 million from the divestiture of PGSC and RRC in the year ended December 31, 2024.

Pursuant to the Purchase Agreement, within 120 days following the PGSC Closing Date Booz Allen Hamilton is required to deliver to the Company a closing statement setting forth its determination of net working capital and any resulting net working capital surplus or deficit. During the three months ended December 31, 2024, the working capital adjustments were finalized and the Company received $4.0 million, resulting in a $4.0 million increase in the pre-tax gain on sale.

Pursuant to the divestiture of RRC, $0.7 million of the cash purchase price was deposited into an escrow account administered by a third party to fund potential post-closing adjustments and obligations. As of December 31, 2024, the balance in the escrow account remained at $0.7 million. Within 90 days following the RRC Closing Date NexTech is required to deliver to the Company a closing statement setting forth its determination of net working capital and any resulting net working capital surplus or deficit. To the extent there is an adjustment to net working capital, as agreed to by the Company and NexTech pursuant to the sale, any such change will be recorded as an adjustment to the gain on sale of discontinued operations for the period such change occurs. The Company expects to finalize the gain on sale during the first quarter of 2025.

As of December 31, 2024, the Company estimated the federal taxable gain on sale for PGSC and RRC to be $78.9 million, however, we expect to offset the taxable gain through the utilization of several tax benefits including $50.5 million of our net operating loss carryforwards, $24.3 million of our Section 163(j) interest expense limitation carryforwards, and $1.0 million of our research and development tax credits.

The Company incurred expenses related to its disposition of PGSC and RRC of approximately $7.1 million which are included in net income from discontinued operations in the consolidated statements of operations.

The accounting requirements for reporting the disposition of PGSC and RRC as discontinued operations were met when the disposition of PGSC was completed and the divestiture of RRC was deemed probable. Accordingly, the historical results of PGSC and RRC have been presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.

The following table presents the major classes of assets and liabilities of discontinued operations for PGSC and RRC as of December 31, 2023:

(in thousands)	December 31, 2023
Accounts receivable – net	$20,703
Other current assets	987
Total current assets	21,690
Goodwill	736
Other noncurrent assets	2,049
Total noncurrent assets	2,785
Total assets of discontinued operations	$24,475

Accounts payable	4,209
Accrued salaries and benefits	5,013
Accrued expenses	6,910
Other current liabilities	246
Total current liabilities	16,378
Noncurrent liabilities	1,710
Total liabilities of discontinued operations	$18,088

The following table presents the major categories of income from discontinued operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Contract revenue	$66,540	$139,109	$93,448
Contract cost of sales	(60,218)	(126,745)	(82,372)
Operating income from discontinued operations	6,322	12,364	11,076
General and administrative expense	(693)	(353)	(49)
Other expense, net	—	(4)	(156)
Gain on sale of discontinued operations	81,190	—	—
Income from discontinued operations before provision for income taxes	86,819	12,007	10,871
Provision for income taxes	(1,896)	(140)	(118)
Net income from discontinued operations	$84,923	$11,867	$10,753

In accordance with ASC Topic 205, Presentation of Financial Statements, the Company adjusted contract cost of sales to exclude corporate overhead allocated to discontinued operations for all periods presented.

The following table presents select non-cash operating and investing activities related to cash flows from discontinued operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation and amortization	$200	$467	$452
Capital expenditures	233	499	226
Stock-based compensation	1,004	136	165

Note 5 — Leases

A significant portion of the Company's operating lease portfolio includes office space, research and development facilities, IT equipment, and automobiles. The Company's leases have remaining lease terms of one to seven years. Substantially all lease expense is presented within general and administrative expense in the consolidated statements of operations and is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total lease expense	$2,028	$1,698	$2,133

Supplemental cash flow information related to leases is as follows:

	December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$1,868	$1,521
Non-cash amounts included in the measurement of lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,973	$775

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term	4.7 years	3.3 years
Weighted-average discount rate	6.4%	4.0%

The following table summarizes future lease payments for operating leases at December 31, 2024:

(in thousands)	Operating leases
2025	$2,761
2026	1,776
2027	1,427
2028	1,475
2029	1,369
Thereafter	1,040
Total lease payments	9,848
Less: portion representing imputed interest	(1,539)
Total	$8,309

Note 6 — Accounts Receivable, Net

At December 31, 2024 and 2023, the Company had current expected credit loss of $3.4 million and $1.9 million, respectively, against accounts receivable. The following table presents changes in the current expected credit loss during the years ended December 31:

(in thousands)	2024	2023
Beginning balance - January 1	$1,949	$2,134
Acquired provisions	654	—
Provisions	2,596	579
Write-offs	(1,807)	(764)
Ending balance - December 31	$3,392	$1,949

Receivables recorded as of December 31, 2024 and 2023 all represent unconditional rights to payments from customers.

Note 7 — Inventories, Net

Inventories are used in the manufacture and service of our hardware products. The components of inventory, net consist of the following:

	December 31,
(in thousands)	2024	2023
Finished goods	$13,696	$13,530
Work in process	208	216
Component parts	7,450	9,147
Service parts	507	667
Inventories, net	$21,861	$23,560

At December 31, 2024 and 2023, the Company had excess and obsolescence reserves of $8.8 million and $9.0 million, respectively, against inventories.

Note 8 — Property, Plant and Equipment, Net

The components of property, plant and equipment, net, are:

	December 31,
(in thousands)	2024	2023
Land	$199	$199
Building and improvements	11,378	10,854
Software	17,594	17,175
Furniture and equipment	19,293	13,994
Construction in process	240	228
	48,704	42,450
Less accumulated depreciation	(34,597)	(26,926)
	$14,107	$15,524

The estimated useful lives of buildings and improvements are 15 to 40 years. The estimated useful lives of furniture and equipment range from three to eight years. The estimated useful life on software is three to seven years. Depreciation expense was $4.0 million, $2.8 million, and $3.2 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 9 — Identifiable Intangible Assets and Goodwill

The components of identifiable intangible assets are:

	December 31,
(in thousands)	2024	2023	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$181,600	$119,800	3 - 7 years	4.28 years
Internally developed software costs	42,353	34,735	3 years	2.63 years
Customer relationships	115,910	14,510	5 - 15 years	9.00 years
Trade names	3,210	1,410	2 - 8 years	7.58 years
Non-competition agreements	7,230	30	1 - 5 years	4.25 years
	350,303	170,485
Impact of currency translation on intangible assets	(5,557)	1,399
Less: accumulated amortization	(119,900)	(87,001)
	$224,846	$84,883
Internally developed software costs not meeting general release threshold	1,287	2,886
Trademarks, trade names (non-amortizable)	11,200	6,200	Indefinite
	$237,333	$93,969

Internally developed software costs not meeting general release threshold will be ready for their intended use within the next 12 months. Software costs placed into service during the years ended December 31, 2024 and 2023 were $7.6 million and $4.6 million, respectively. Annual amortization charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three years.

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software costs not meeting the general release threshold, is as follows:

(in thousands)
2025	$42,738
2026	40,726
2027	36,239
2028	24,958
2029	18,061
Thereafter	62,124
Total	$224,846

Amortization expense for identifiable intangible assets was allocated as follows:

(in thousands)	2024	2023	2022
Amortization of acquired developed technology	$20,500	$16,281	$15,307
Amortization of internally developed software	4,982	6,167	6,349
Amortization of identifiable intangible assets recorded in cost of sales	$25,482	$22,448	$21,656
Amortization expense recorded in operating expense	8,452	1,858	1,863
Impact of currency translation on intangible assets	359	(909)	(304)

The following table presents the goodwill activities for the periods presented:

(in thousands)
Beginning balance - December 31, 2022	$486,026
Foreign currency translation	2,892
Balance - December 31, 2023	488,918
Stuzo Acquisition	134,112
TASK Group Acquisition	182,042
Delaget Acquisition	97,017
Foreign currency translation	(14,630)
Ending balance - December 31, 2024	$887,459
Refer to "Note 2 - Acquisitions" for additional information on goodwill recognized in acquisitions

Note 10 — Debt

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2024:

(in thousands)	2026 Notes	2027 Notes	Credit Facility	Total
Principal amount of notes outstanding	$20,000	$265,000	$90,000	$375,000
Unamortized debt issuance cost	(178)	(4,210)	(1,066)	(5,454)
Unamortized discount	—	—	(1,191)	(1,191)
Total notes payable	$19,822	$260,790	$87,743	$368,355

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2023:

(in thousands)	2026 Notes	2027 Notes	Total
Principal amount of notes outstanding	$120,000	$265,000	$385,000
Unamortized debt issuance cost	(1,811)	(5,542)	(7,353)
Total notes payable	$118,189	$259,458	$377,647

Convertible Senior Notes

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

On September 17, 2021, the Company sold $265.0 million in aggregate principal amount of 1.500% Convertible Senior Notes due 2027. The 2027 Notes were issued pursuant to an indenture, dated September 17, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “2027 Indenture” and, together with the 2026 Indenture, the “Indentures”). The 2027 Notes bear interest at a rate of 1.500% per year, which is payable semiannually in arrears on April 15 and October 15 of each year, beginning April 15, 2022. Interest accrues on the 2027 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from September 17, 2021. Unless earlier converted, redeemed or repurchased, the 2027 Notes mature on October 15, 2027.

Pursuant to a privately negotiated agreement dated November 20, 2024, the Company acquired $100.0 million aggregate principal amount of its outstanding 2026 Notes (the “Exchanged Notes”) for 2,381,765 shares of the Company's common stock at a closing stock price of $76.06 on November 20, 2024, plus $1.5 million in cash for the payout of fractional shares and third-party fees paid in connection with the conversion (the “Notes Exchange”). Additionally, the Company wrote-off $0.9 million of unamortized debt issuance costs in connection with the Notes Exchange. Furthermore, $4.1 million of the loss represents the difference between the fair value of the original conversion terms and the fair value of the induced conversion terms at the time of settlement. As such, the Notes Exchange resulted in an inducement loss on settlement of convertible notes of $6.6 million, which is recorded as a loss on extinguishment of debt in the Company’s consolidated statements of operations. Following the Notes Exchange, an aggregate of $20.0 million principal amount of the 2026 Notes remained outstanding.

The Senior Notes are senior, unsecured obligations of the Company. The Senior Notes are convertible, in whole or in part, at the option of the holder, upon the occurrence of specified events or certain fundamental changes set forth in the Indentures prior to the close of business on the business day immediately preceding October 15, 2025, and April 15, 2027, respectively; and, thereafter, at any time until the close of business on the second business day immediately preceding maturity. The 2026 Notes are convertible into Company common stock at an initial conversion rate of 23.2722 shares per $1,000 principal amount, and the 2027 Notes are convertible into Company common stock at an initial conversion rate of 12.9870 shares per $1,000 principal amount. Upon conversion, the Company may elect to settle by paying or delivering either solely cash, shares of Company common stock or a combination of cash and shares of Company common stock. The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures). The Company was in compliance with all covenants as of December 31, 2024. Refer to "Note 17 - Subsequent Events" for further information on the January 2025 offering of the 2030 Notes.

Credit Facility

In connection with, and to partially fund the TASK Group Acquisition, on July 5, 2024, the Company entered into the Credit Agreement, as the borrower, with certain of its U.S. subsidiaries, as guarantors, the lenders party thereto, Blue Owl Capital Corporation, as administrative agent and collateral agent, and Blue Owl Credit Advisors, LLC, as lead arranger and bookrunner, that provides for a term loan in an initial aggregate principal amount of $90.0 million.

The Credit Facility matures on the earlier of (i) July 5, 2029 and (ii) the date on which the Company's 2027 Notes become due and payable in accordance with their terms. The Term Loans bear interest at a rate equal to either of the following, as selected by the Company: (i) an alternate base rate plus an applicable margin of 4.50%, 4.00% or 3.50% based on a total net recurring revenue leverage ratio, or (ii) a secured overnight financing rate plus an applicable margin of 5.50%, 5.00% or 4.50% based on a total net recurring revenue leverage ratio. Voluntary prepayments of the Term Loans, as well as certain mandatory prepayments of the Term Loans, require payment of a prepayment premium of 4.0% during the first year of the Credit Facility, 3.0% during the second year of the Credit Facility, and 1.0% during the third year of the Credit Facility. Under the Credit Agreement, on a quarterly basis commencing with the fiscal quarter ended December 31, 2024, the Company is required to maintain liquidity of at least $20.0 million and a total net annual recurring revenue leverage ratio of no greater than 1.25 to 1.00. The Company was in compliance with all required covenants as of December 31, 2024. Refer to "Note 17 - Subsequent Events" for further information on the January 2025 extinguishment of the Credit Facility.

The following table summarizes interest expense recognized on the Senior Notes and Credit Facility:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Contractual interest expense	$11,470	$7,627	$8,036
Amortization of debt issuance costs	2,216	2,205	1,997
Amortization of discount	216	—	—
Total interest expense	$13,902	$9,832	$10,033

The cash paid for interest was $10.3 million for the year ended December 31, 2024.

The following table summarizes the future principal payments as of December 31, 2024:

(in thousands)
2025	$—
2026	20,000
2027	355,000
2028	—
2029	—
Thereafter	—
Total	$375,000

Note 11 — Common Stock

The Company issued 2,381,765 shares of its common stock as part of the Notes Exchange related to the conversion of the 2026 Notes. Refer to "Note 10 - Debt" for additional information about the Notes Exchange.

The Company issued 441,598 and 2,163,393 shares of its common stock related to the Stuzo Acquisition and TASK Group Acquisition, respectively. The Company committed to issue 1,488,669 shares of its common stock related to the Delaget Acquisition. Refer to "Note 2 - Acquisitions" for additional information about the Stuzo Acquisition, TASK Group Acquisition, and Delaget Acquisition.

In connection with, and to partially fund the Stuzo Cash Consideration, on March 7, 2024, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with funds and accounts advised by T. Rowe Price Investment Management, Inc., ADW Capital, Voss Capital, Greenhaven Road Capital, Jane Street, Progeny 3, Fund 1 Investments LLC, Newtyn Capital, Ghisallo Capital Management and Burkehill Global Management (collectively, the “Purchasers”) to raise approximately $200 million through a private placement of PAR common stock. Pursuant to the Securities Purchase Agreement, PAR issued and sold 5,174,638 shares of its common stock at a 10% discount to the Purchasers for a gross purchase price of approximately $200 million ($38.65 per share). Net proceeds from the Securities Purchase Agreement were approximately $194.4 million, net of issuance costs of $5.5 million.

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

Note 12 — Stock-Based Compensation

The Company recorded stock-based compensation expense of $24.5 million, $14.3 million, and $13.3 million in the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively.

As a result of forfeitures of non-vested stock awards prior to the completion of the requisite service period or failure to meet requisite performance targets, the Company recorded a reduction of stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 of $0.2 million, $0.6 million, and $1.0 million respectively.

The Company has 6.4 million shares of common stock reserved for stock-based awards under its Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan provides for the grant of several different forms of stock-based awards including:

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

Stock Options

The below tables present information with respect to stock options:

(in thousands, except for exercise price)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2024	920	$13.04
Options exercised	(188)	11.96
Options canceled/forfeited	(18)	11.96
Outstanding at December 31, 2024	714	$13.36	$42,320
Vested and expected to vest at December 31, 2024	714	$13.36	$42,320
Total shares exercisable at December 31, 2024	713	$13.36	$42,316

(in thousands, except for grant date fair value)	2024	2023	2022
Option expense recorded, in thousands, for the year ended December 31,	$507	$2,813	$5,640
Total intrinsic value of stock options exercised, in thousands, for the year ended December 31,	$6,745	$2,700	$3,663
Cash received for options exercised	$2,235	$1,069	$1,286

For the years ended December 31, 2024, 2023, and 2022 the expected option life was based on the Company’s historical experience with similar type options. Expected volatility is based on historic volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Stock options outstanding at December 31, 2024 are summarized as follows:

Range of exercise prices	Number outstanding (in thousands)	Weighted average remaining life
$0.73 - $35.23	714	4.92 years

Restricted Stock Units

Current year activity with respect to the Company’s non-vested RSUs is as follows:

(in thousands, except weighted average fair value)	Shares	Weighted Average grant- date fair value
Balance at January 1, 2024	839	$35.83
Granted	864	52.94
Vested	(422)	33.98
Canceled/forfeited	(159)	37.21
Balance at December 31, 2024	1,122	$47.21

The below table presents information with respect to RSUs:

(in thousands)	2024	2023	2022
Service-based RSU	$12,723	$9,189	$6,615
Performance-based RSU	8,969	2,257	845
Total stock-based compensation expense related to RSUs	$21,692	$11,446	$7,460

The Company determined the achievement of performance based awards to be probable in 2024, 2023, and 2022.

At December 31, 2024, the aggregate unrecognized compensation cost of equity awards was $35.6 million, which is expected to be recognized as compensation expense in fiscal years 2025 to 2027.

Employee Stock Purchase Plan

In June 2021, the Company's shareholders approved the 2021 Employee Stock Purchase Plan ("ESPP"), through which eligible employees may purchase shares of the Company's common stock at a discount through accumulated payroll deductions. The ESPP became effective on November 1, 2021. Participation in the ESPP by eligible employees of the Company and participating subsidiaries began on December 1, 2023. A total of 330,000 shares of Company common stock are reserved for purchase under the ESPP, subject to adjustment as provided for in the ESPP. As of December 31, 2024, 28,323 shares of common stock were purchased.
Note 13 — Income Taxes
The provision for (benefit from) income taxes consists of:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current income tax:
State	$1,357	$502	$666
Foreign	2,361	1,149	840
	3,718	1,651	1,506
Deferred income tax:
Federal	(5,576)	59	(221)
State	(707)	138	(151)
Foreign	(2,203)	—	—
	(8,486)	197	(372)
Provision for (benefit from) income taxes	$(4,768)	$1,848	$1,134
The components of net loss before income taxes consisted of the following:

(in thousands)	2024	2023	2022
United States	$(77,811)	$(65,972)	$(73,939)
International	(16,867)	(13,799)	(4,999)
Total net loss before income taxes	$(94,678)	$(79,771)	$(78,938)

Deferred tax (liabilities) assets are comprised of the following at:

	December 31,
(in thousands)	2024	2023
Deferred tax liabilities:
Operating lease assets	$(1,588)	$(989)
Software development costs	(2,788)	(1,394)
Intangible assets	(29,776)	(17,172)
481(a) adjustment	(950)	(1,466)
Depreciation on property, plant and equipment	(1,901)	(1,269)
Partnership basis difference	(4,993)	—
Gross deferred tax liabilities	(41,996)	(22,290)

Deferred tax assets:
Allowances for bad debts and inventory	2,896	2,539
Capitalized inventory costs	17	223
Employee benefit accruals	5,096	7,773
Interest expense limitation under section 163 (j)	2,594	6,501
Operating lease liabilities	1,730	1,015
Federal net operating loss carryforward	29,339	38,357
State net operating loss carryforward	11,020	8,403
Foreign net operating loss carryforward	11,117	4,406
Federal and state tax credit carryforwards	16,435	14,804
R&D capitalization	28,484	22,108
Other	900	3,274
Gross deferred tax assets	109,628	109,403

Less valuation allowance	(85,100)	(87,943)

Non-current net deferred tax liabilities	$(17,468)	$(830)
The non-current net deferred tax liabilities are included within other long-term liabilities on the Company's consolidated balance sheets. The Company has a federal operating loss carryforward of $139.6 million with an unlimited carryforward period. The Company also has state tax credits of $1.4 million and net operating loss carryforwards that vary by jurisdiction, ranging from zero to $71.9 million, and expire in various tax years through 2044. The Company has foreign net operating loss carryforwards of $52.2 million expiring through 2031 and $17.2 million with an indefinite carryforward period. The Company has a federal interest limitation carryforward of $5.6 million with an indefinite carryforward period.

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

As of December 31, 2024, management believes that it is more likely than not that the benefit from its deferred tax assets will not be realized except for the estimated amount of future tax associated with indefinite lived intangible assets in certain jurisdictions. In calculating the valuation allowance, the Company was only permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets (i.e. “naked credit deferred tax liabilities”) as a source of taxable income to support the realization of its existing indefinite-lived deferred tax assets.

As a result of this analysis, management determined that the Company's United States, Switzerland, and Australia jurisdictions should maintain a full valuation allowance.

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

In the current year, the income tax provision includes a decrease in deferred tax assets and corresponding decrease in U.S. valuation allowance of $10.1 million primarily related to the impact of non-deductible stock-based compensation and deferred tax liabilities recorded as a result of the Stuzo Acquisition and Delaget Acquisition. The foreign valuation allowance increased $7.2 million due to increased PAR Ordering NOL’s and Australia NOL’s acquired in the Task Group Acquisition which did not have any impact on tax expense.

In 2023, the income tax provision includes an increase in deferred tax assets and corresponding increase in valuation allowance of $10.8 million related to the capitalization of R&D expenses for tax purposes and an increase in deferred tax assets and corresponding increase in valuation allowance of $3.3 million from foreign net operating loss carryforwards related to the MENU Acquisition.

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

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2024, the Company had no reserve for uncertain tax positions and the Company believes the Company has adequately provided for its tax-related liabilities. The Company is no longer subject to federal income tax audits for years before 2020.

The following table reconciles the Company's effective tax rate from the U.S. federal statutory tax rate of 21%:

	Year Ended December 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.5)	(0.7)	(0.5)
Contingent consideration revaluation	0.1	2.4	1.2
Nondeductible expenses	(1.4)	(0.2)	(0.5)
Tax credits (including R&D)	2.8	1.5	1.3
Foreign income tax rate differential	(3.9)	(4.9)	(2.2)
Stock based compensation	(1.6)	(1.2)	(1.2)
Valuation allowance	(11.0)	(20.1)	(20.5)
Other	(0.5)	(0.1)	(0.1)
	5.0%	(2.3)%	(1.5)%

The effective income tax rate was 5.0%, (2.3)% and (1.5)% during the years ended December 31, 2024, December 31, 2023, and December 31, 2022 respectively. The decrease in 2024 compared to the statutory tax rate of 21.0% was primarily due to the decrease in valuation allowance, executive compensation limitations, and the foreign income tax rate differential. The decrease in 2023 and 2022 compared to the statutory tax rate of 21.0% was primarily due to the increase in valuation allowance and the foreign income tax rate differential.

Note 14 — Commitments and Contingencies

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

Note 15 — Segment and Related Information

The Company operates in one segment. Our Chief Executive Officer, who serves as the Company's chief operating decision maker ("CODM"), uses aggregate financial information on a consolidated basis to allocate resources and assess performance. The CODM primarily uses net loss and operating loss to allocate resources and evaluate the Company's overall performance. The CODM uses these measures to compare results to prior periods and during our budgeting and forecasting process to assess profitability and enable decision making. Currently, our CODM does not regularly review or receive discrete asset information.

The following tables present revenues and significant segment expenses:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total revenues, net	$349,982	$276,714	$262,347
Less (add):
Subscription service cost of sales(1)	96,519	63,735	47,424
Hardware cost of sales	65,923	80,319	92,224
Professional service cost of sales	41,416	43,214	40,982
Sales and marketing	41,708	38,513	34,900
General and administrative(2)	108,898	72,139	69,770
Research and development	67,258	58,356	48,643
Amortization of identifiable intangible assets	8,452	1,858	1,863
Other segment items(3)	(1,095)	(9,700)	(4,400)
Operating loss	$(79,097)	$(71,720)	$(69,059)
Other segment items(4)	74,110	1,968	(260)
Net loss	$(4,987)	$(69,752)	$(69,319)

(1) The following table presents significant segment expenses within subscription service cost of sales:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Depreciation and amortization	$25,349	$22,279	$21,426

(2) The following table presents significant segment expenses within general and administrative expense:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Stock-based compensation	$19,644	$9,192	$8,697
Transaction costs	8,454	2,273	1,300

(3) Other segment items for the Company include adjustment to contingent consideration liability and gain on insurance proceeds. See the consolidated statements of operations for additional information on these amounts.

(4) Other segment items for the Company include other income (expense), net, loss on extinguishment of debt, interest expense, net, benefit from (provision for) income taxes, and net income from discontinued operations. See the consolidated statements of operations for additional information on these amounts.

The following table represents revenues by country based on the location of the revenue:

	Year Ended December 31,
(in thousands)	2024	2023	2022
United States	$306,135	$253,115	$242,753
International	43,847	23,599	19,594
Total	$349,982	$276,714	$262,347

The following table represents assets by country based on the location of the assets:

	December 31,
(in thousands)	2024	2023
United States	$599,945	$767,894
International	780,782	34,712
Total	$1,380,727	$802,606

Customers comprising 10% or more of the Company’s total revenues are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
McDonald’s Corporation	15%	12%	17%
Yum! Brands, Inc.	9%	13%	14%
Dairy Queen	8%	11%	9%
All Others	68%	64%	60%
	100%	100%	100%

No other customer within “All Others” represented more than 10% of the Company’s total revenue for the years ended 2024, 2023, and 2022.

Note 16 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, debt instruments and deferred compensation assets and liabilities. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of December 31, 2024 and December 31, 2023 were considered representative of their fair values because of their short term nature. The debt instruments are recorded at principal amount net unamortized debt issuance cost and discount (refer to "Note 10 - Debt" for additional information). The estimated fair value of the 2026 Notes, 2027

Notes, and the Credit Facility at December 31, 2024 was $34.5 million, $305.7 million, and $87.7 million respectively. As the Credit Facility has a variable interest rate and has no equity component, the book value of the Credit Facility is equal to the fair value. As of December 31, 2023 the fair value of the 2026 Notes and 2027 Notes was $145.6 million and $236.1 million, respectively. The valuation techniques used to determine the fair values of the Company's long-term debt are classified within Level 2 of the fair value hierarchy as they are derived from broker quotations.

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

The cash surrender value of the life insurance policy was zero and $3.3 million at December 31, 2024 and December 31, 2023, respectively, and is included in other assets on the consolidated balance sheets. Amounts owed to employees participating in the deferred compensation plan at December 31, 2024 was $0.1 million compared to $0.4 million at December 31, 2023 and is included in other long-term liabilities on the consolidated balance sheets.

The Company uses Monte Carlo simulation modeling of a discounted cash flow model to determine the fair value of the earn-out liability associated with the MENU Acquisition. Significant inputs used in the simulation are not observable in the market and thus the liability represents a Level 3 fair value measurement as defined in ASC 820. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date will be reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date will be reflected as cash used in operating activities. During 2024, the earn-out period expired with no payment made. As such, the Company recorded a $0.6 million adjustment to decrease the fair value of the contingent consideration liability related to the MENU Acquisition to zero as of December 31, 2024.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for fiscal year 2024:

(in thousands)
December 31, 2021	$—
New contingent consideration	14,200
Change in fair value of contingent consideration	(4,400)
Balance at December 31, 2022	9,800
Change in fair value of contingent consideration	(9,200)
Balance at December 31, 2023	600
Change in fair value of contingent consideration	(600)
Balance at December 31, 2024	$—

The change in fair value of contingent consideration was recorded within "Adjustment to contingent consideration liability" in the consolidated statements of operations.

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

Note 17 — Subsequent Events

On January 6, 2025, pursuant to the Delaget Merger Agreement, the Company issued 1,488,669 shares of common stock as consideration for the Delaget Acquisition. The total value of the shares issued was $109.7 million as of January 6, 2025.

On January 24, 2025, the Company completed a private offering of $115.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2030, which amount includes $15.0 million aggregate principal amount of 2030 Notes issued pursuant to the initial purchaser’s exercise of its option to purchase additional 2030 Notes. The 2030 Notes were issued pursuant to an indenture, dated January 24, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes pay interest at a rate equal to 1.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2025. Interest accrues on the 2030 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from January 24, 2025. Unless earlier converted, redeemed or repurchased, the 2030 Notes mature on January 15, 2030. The 2030 Notes are convertible into Company common stock at an initial conversion rate of 10.3089 shares per $1,000 principal amount. The Company incurred debt issuance costs of $3.6 million related to the offering of the 2030 Notes.

On January 30, 2025, the Company utilized proceeds from its previously issued 2030 Notes to fully repay the remaining $90.0 million aggregate principal amount outstanding under its existing Credit Facility. As a result of this early repayment, the Company recognized a $5.8 million loss on debt extinguishment which primarily consists of the write-off of unamortized debt issuance costs and discount, prepayment penalties, and other related expenses.
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The Stuzo Acquisition, TASK Group Acquisition, and Delaget Acquisition closed during the year ended December 31, 2024. Accordingly, due to the timing of the acquisitions, as permitted by SEC guidance, management’s assessment of the Company’s internal control over financial reporting as of December 31, 2024 excludes Stuzo (now PAR Retail), TASK Group, and Delaget.

PAR Retail, TASK Group, and Delaget’s financial statements constituted 4.5% of total assets (exclusive of acquired intangible assets and goodwill) and 16.4% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Our management is currently in the process of evaluating PAR Retail's, TASK Group's, and Delaget's controls and procedures and integrating PAR Retail, TASK Group, and Delaget into our system of internal control over financial reporting. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of internal control over financial reporting for the acquired businesses.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report below.

Changes in Internal Control over Financial Reporting.

In its evaluation of changes in our internal control over financial reporting, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify changes that occurred in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PAR Technology Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PAR Technology Corporation and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Stuzo Blocker, Inc., Stuzo Holdings, LLC and their subsidiaries (collectively, “Stuzo”), TASK Group Holdings Limited, and Delaget LLC, which were acquired on March 8, 2024, July 18, 2024 & December 31, 2024 respectively and whose financial statements constitute, in aggregate, 4.5% of total assets and 16.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting for these entities.

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

/s/ Deloitte & Touche LLP

Rochester, New York
March 3, 2025

Item 9B.     OTHER INFORMATION

On December 7, 2023, Bryan Menar, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provided for the sale of up to 10,915 shares that vested during the duration of the plan pursuant to certain equity awards granted to Mr. Menar. Mr. Menar's plan expired on November 29, 2024.

None of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2024.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Proposal 1: Election of Directors,” “Executive Officers” “Corporate Governance - Code of Conduct,” “Corporate Governance - Insider Trading Policy,” “Corporate Governance - Committees - Audit Committee” and “Delinquent Section 16(a) Reports.”

Item 11.     EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Director Compensation” and “Executive Compensation.”
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Transactions with Related Persons” and “Corporate Governance – Director Independence.”

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the heading, “Principal Accounting Fees and Services.”

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

(a) 3. Exhibits

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
2.1	Purchase Agreement, dated March 8, 2024, PAR Technology Corporation, ParTech, Inc., the persons identified as Company Sellers on the signature pages thereto, Longshore Capital Fund I, L.P., a Delaware limited partnership, and Longshore Capital Management, LLC, a Delaware limited liability company, in its capacity as the Seller Representative.	Form 8-K (File No. 001-09720)	2.1	3/11/2024

2.2	Scheme Implementation Agreement, dated March 9, 2024, by and between PAR Technology Corporation and TASK Group Holdings Limited.	Form 8-K (File No. 001-09720)	2.2	3/11/2024

2.3	Stock Purchase Agreement, dated June 7, 2024, by and among Booz Allen Hamilton Inc., PAR Government Systems Corporation, and PAR Technology Corporation	Form 8-K (File No. 001-09720)	2.1	6/10/2024

3.1	Restated Certificate of Incorporation, as currently in effect	Form 8-K (File No.001-09720)	3.2	6/6/2024

3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.1	2/14/2024

4.1	Specimen Certificate for shares of common stock	Form S-2 (File No. 333-04077)	4	5/20/1996

4.2	Indenture, dated as of February 10, 2020, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	2/10/2020

4.3	Base Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	9/17/2021

4.4	First Supplemental Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.2	9/17/2021

4.5	Indenture, dated as of January 24, 2025, between PAR Technology Corporation, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee	Form 8-K (File No. 001-09720)	4.1	1/24/2025

4.6	Description of Securities			Filed herewith

10.1 ††	PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-208063)	4.2	11/16/2015

10.2 ††	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Form S-8 (File No. 333-208063)	4.3	11/16/2015

10.3 ††	PAR Technology Corporation 2015 Equity Incentive Plan Outside Director Notice of Restricted Stock Award and Agreement (Form)	Form S-8 (File No. 333-208063)	4.4	11/16/2015

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
10.4 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement (Form Effective November 2017)	Form 10-K (File No. 001-09720)	10.16	3/16/2018

10.5 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement (Form Effective November 2017, employees and directors)	Form 10-K (File No. 001-09720)	10.17	3/16/2018

10.6 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-232589)	99.1	7/9/2019

10.7 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement	Form 10-Q (File No. 001-09720)	10.2	8/7/2019

10.8 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement	Form 10-Q (File No. 001-09720)	10.3	8/7/2019

10.9 ††	Grant Notice - Restricted Stock Award and Restricted Stock Award Agreement, Grant Date May 13, 2019, Savneet Singh	Form 10-Q (File No. 001-09720)	10.4	8/7/2019

10.10 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	Form 10-K (File No. 001-09720)	10.15	3/16/2020

10.11 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	Form 10-K (File No. 001-09720)	10.11	2/27/2024

10.12 ††	Amended and Restated PAR Technology Corporation, 2015 Equity Incentive Plan, as amended June 3, 2024	Form 10-Q (File No. 001-09720)	10.1	8/8/2024

10.13 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement			Filed herewith

10.14 ††	Employment Offer Letter, dated November 14, 2016, between Bryan Menar and PAR Technology Corporation	Form 10-K (File No. 001-09720)	10.22	4/17/2017

10.15 ††	Employment Letter: Service as Chief Executive Officer, dated February 27, 2020, between PAR Technology Corporation and Savneet Singh	Form 10-K (File No. 001-09720)	10.20	3/16/2020

10.16 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan, as amended, June 4, 2020	Form S-8 (File No. 333-239230)	99.1	6/17/2020

10.17 ††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated February 16, 2021	Form 10-K (File No. 001-09720)	10.24	3/16/2021

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
10.18	Securities Purchase Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.2	4/8/2021

10.19	Securities Purchase Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.3	4/8/2021

10.20	Registration Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.4	4/8/2021

10.21	Registration Rights Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.5	4/8/2021

10.22	Investor Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.6	4/8/2021

10.23	Common Stock Purchase Warrant, dated April 8, 2021, in favor of PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.7	4/8/2021

10.24 ††	Offer of Employment letter, dated October 4, 2021, to Raju Malhotra	Form 10-K (File No. 001-09720)	10.32	3/1/2022

10.25 ††	Offer of Employment letter, dated October 28, 2021, to Michael D. Nelson	Form 10-K (File No. 001-09720)	10.33	3/1/2022

10.26 ††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated March 16, 2022	Form 10-Q (File No. 001-09720)	10.1	5/10/2022

10.27 ††	Amendment to Employment Letter between PAR Technology Corporation and Savneet Singh, dated May 9, 2023	Form 10-Q (File No. 001-09720)	10.1	5/10/2023

10.28	Consulting Agreement, effective as of January 2, 2024, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	99.1	1/4/2024

10.29	Amendment No. 1 to Common Stock Purchase Warrant and Registration Rights Agreement, dated January 2, 2024, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	99.2	1/4/2024

10.30 ††	Separation Letter, dated February 9, 2024, to Raju Malhotra	Form 10-Q (File No. 001-09720)	10.1	5/9/2024

10.31	Securities Purchase Agreement, dated March 7, 2024, between PAR Technology Corporation and the purchasers identified therein.	Form 8-K (File No. 001-09720)	10.1	3/11/2024

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
10.32	Registration Rights Agreement, dated March 8, 2024, between PAR Technology Corporation and the purchasers identified therein.	Form 8-K (File No. 001-09720)	10.2	3/11/2024

10.33 ††	Amendment to the Amended and Restated Employment Letter between PAR Technology Corporation and Savneet Singh, dated March 25, 2024	Form 8-K (File No. 001-09720)	10.1	3/28/2024

10.34	Credit Agreement, dated July 5, 2024, by and among PAR Technology Corporation, its subsidiaries party thereto as guarantors, the entities party thereto as lenders, Blue Owl Capital Corporation, as administrative agent and collateral agent, and Blue Owl Credit Advisors, LLC, as lead arranger and bookrunner.	Form 8-K (File No. 001-09720)	10.1	7/11/2024

10.35	First Amendment to Credit Agreement, dated July 10, 2024, by and among PAR Technology Corporation, its subsidiaries party thereto as guarantors, the entities party thereto as lenders, Blue Owl Capital Corporation, as administrative agent and collateral agent, and Blue Owl Credit Advisors, LLC, as lead arranger and bookrunner.	Form 8-K (File No. 001-09720)	10.2	7/11/2024

19	Insider Trading Policy			Filed herewith

21	Subsidiaries of PAR Technology Corporation			Filed herewith

23	Consent of Deloitte & Touche LLP			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

97	PAR Technology Corporation Clawback and Forfeiture Policy	Form 10-K (File No. 001-09720)	97	2/27/2024

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.INS	XBRL Instance Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

March 3, 2025	/s/ Savneet Singh
Savneet Singh
Chief Executive Officer & President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Savneet Singh	Chief Executive Officer, President & Director
Savneet Singh	(Principal Executive Officer)	March 3, 2025

/s/ Bryan A. Menar	Chief Financial Officer
Bryan A. Menar	(Principal Financial Officer)	March 3, 2025

/s/ Michael A. Steenberge	Chief Accounting Officer
Michael A. Steenberge	(Principal Accounting Officer)	March 3, 2025

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	March 3, 2025

/s/ Douglas G. Rauch
Douglas G. Rauch	Director	March 3, 2025

/s/ James C. Stoffel
James C. Stoffel	Director	March 3, 2025

/s/ Keith Pascal
Keith Pascal	Director	March 3, 2025

/s/ Linda M. Crawford
Linda M. Crawford	Director	March 3, 2025

/s/ Narinder Singh
Narinder Singh	Director	March 3, 2025