Form 10-Q
period 2025-03-31
PAR TECHNOLOGY CORP
filed 2025-05-09
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025
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

As of May 7, 2025, 40,497,502 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

Unless the context indicates otherwise, references in this Quarterly Report to "we," "us," "our," the "Company," and "PAR" mean PAR Technology Corporation and its consolidated subsidiaries.

“PAR®,” “PAR POS®”, “Punchh®,” “PAR OrderingTM”, “PAR OPSTM,” “Data Central®,” “DelagetTM,” “PAR RetailTM,” “PAR® Pay”, “PAR® Payment Services”, and other trademarks identifying our products and services appearing in this Quarterly Report belong to us. This Quarterly Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR's future operations, financial condition, financial results, business strategies and prospects. Forward-looking statements are generally identified by words such as “believe,” “could," "would," "should," "will," “continue,” "anticipate," “expect,” “plan,” "intend," "estimate," “future," “may,” “potential,” and similar expressions.

Forward-looking statements are based on management's current expectations and assumptions and are inherently uncertain. Actual results and outcomes could differ materially from those expressed in or implied by forward-looking statements, including forward-looking statements relating to and our expectations regarding:

•our plans, strategies, and objectives for future operations and the growth of our business, including our service and product offerings, our go-to-market strategies and the expected development, demand, performance, market share, and competitive performance of our products and services;
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
•macroeconomic trends, geopolitical events, tariffs, and trade disputes and the expected impact of those trends and events on our business, financial condition, results of operations, and cash flows;
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
•our ability to retain and manage suppliers, secure alternative suppliers, and manage inventory levels and costs, navigate manufacturing disruptions or logistics challenges, shipping delays and shipping costs;
•the impact of changes in import/export regulations, including tariffs, and trade disputes between the United States and other countries where we operate or our customers or suppliers operate;
•the effects, costs and timing of acquisitions, divestitures, and capital markets transactions;
•our ability to integrate acquisitions into our operations and the timing, complexity, and costs associated with integrations;
•our ability to attract, develop, and retain qualified employees to develop and expand our business, execute product installations, and respond to customer service level needs;
•the protection of our intellectual property;
•our ability to generate sufficient cash flow or access additional financing sources as needed to repay outstanding debts, including amounts owed under our outstanding convertible notes;
•legal, reputation, and financial risks if we fail to protect customer and/or our data from security breaches and/or cyber attacks;
•the impact of future pandemics, epidemics, or other outbreaks of disease;

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
•potential impacts, liabilities, and costs from pending or potential investigations, claims, and disputes; and
•other factors, risks, trends, and uncertainties disclosed in our filings with the Securities and Exchange Commission ("SEC"), particularly those listed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

Assets	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$91,652	$108,117
Cash held on behalf of customers	18,059	13,428
Short-term investments	531	524
Accounts receivable – net	70,008	59,726
Inventories	23,217	21,861
Other current assets	16,430	14,390
Total current assets	219,897	218,046
Property, plant and equipment – net	13,872	14,107
Goodwill	890,493	887,459
Intangible assets – net	234,057	237,333
Lease right-of-use assets	7,719	8,221
Other assets	15,511	15,561
Total Assets	$1,381,549	$1,380,727
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,222	$34,784
Accrued salaries and benefits	12,101	22,487
Accrued expenses	11,490	13,938
Customers payable	18,059	13,428
Lease liabilities – current portion	2,222	2,256
Customer deposits and deferred service revenue	31,410	24,944
Total current liabilities	107,504	111,837
Lease liabilities – net of current portion	5,608	6,053
Long-term debt	392,270	368,355
Deferred service revenue – noncurrent	1,454	1,529
Other long-term liabilities	22,718	21,243
Total liabilities	529,554	509,017
Shareholders’ equity:
Preferred stock, $0.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 116,000,000 shares authorized, 42,067,183 and 40,187,671 shares issued, 40,494,785 and 38,717,366 outstanding at March 31, 2025 and December 31, 2024, respectively	833	798
Additional paid in capital	1,201,016	1,085,473
Equity consideration payable	—	108,182
Accumulated deficit	(304,293)	(279,943)
Accumulated other comprehensive loss	(16,697)	(20,951)
Treasury stock, at cost, 1,572,398 and 1,470,305 shares at March 31, 2025 and December 31, 2024, respectively	(28,864)	(21,849)
Total shareholders’ equity	851,995	871,710
Total Liabilities and Shareholders’ Equity	$1,381,549	$1,380,727

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2025	2024
Revenues, net:
Subscription service	$68,410	$38,379
Hardware	21,843	18,226
Professional service	13,606	13,468
Total revenues, net	103,859	70,073
Cost of sales:
Subscription service	28,900	18,594
Hardware	16,468	14,170
Professional service	10,149	11,251
Total cost of sales	55,517	44,015
Gross margin	48,342	26,058
Operating expenses:
Sales and marketing	11,782	10,926
General and administrative	29,284	25,175
Research and development	19,767	15,768
Amortization of identifiable intangible assets	3,259	932
Total operating expenses	64,092	52,801
Operating loss	(15,750)	(26,743)
Other (expense) income, net	(91)	300
Interest expense, net	(1,634)	(1,708)
Loss on extinguishment of debt	(5,791)	—
Loss from continuing operations before income taxes	(23,266)	(28,151)
(Provision for) benefit from income taxes	(1,281)	7,785
Net loss from continuing operations	(24,547)	(20,366)
Net income from discontinued operations	197	2,078
Net loss	$(24,350)	$(18,288)

Net income (loss) per share (basic and diluted):
Continuing operations	$(0.61)	$(0.69)
Discontinued operations	0.01	0.07
Total	$(0.60)	$(0.62)

Weighted average shares outstanding (basic and diluted)	40,174	29,516

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(24,350)	$(18,288)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	4,254	(2,714)
Comprehensive loss	$(20,096)	$(21,002)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Equity Consideration Payable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2024	40,188	$798	$1,085,473	$108,182	$(279,943)	$(20,951)	1,470	$(21,849)	$871,710
Issuance of common stock upon the exercise of stock options	8	—	215	—	—	—	—	—	215
Net issuance of restricted stock awards and restricted stock units	382	6	(6)	—	—	—	—	—	—
Issuance of common stock for acquisition (see Note 3)	1,489	29	108,153	(108,182)	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	102	(7,015)	(7,015)
Stock-based compensation	—	—	7,181	—	—	—	—	—	7,181
Foreign currency translation adjustments	—	—	—	—	—	4,254	—	—	4,254
Net loss	—	—	—	—	(24,350)	—	—	—	(24,350)
Balances at March 31, 2025	42,067	$833	$1,201,016	$—	$(304,293)	$(16,697)	1,572	$(28,864)	$851,995

	Common Stock		Capital in Excess of Par Value	Equity Consideration Payable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2023	29,386	$584	$625,154	$—	$(274,956)	$(939)	1,356	$(16,778)	$333,065
Issuance of common stock upon the exercise of stock options	107	2	1,103	—	—	—	—	—	1,105
Net issuance of restricted stock awards and restricted stock units	329	4	(4)	—	—	—	—	—	—
Issuance of common stock for acquisition (see Note 3)	442	9	19,161	—	—	—	—	—	19,170
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	109	(4,838)	(4,838)
Proceeds from private placement of common stock, net of issuance costs of $5.5 million	5,175	104	194,386	—	—	—	—	—	194,490
Stock-based compensation	—	—	4,410	—	—	—	—	—	4,410
Foreign currency translation adjustments	—	—	—	—	—	(2,714)	—	—	(2,714)
Net loss	—	—	—	—	(18,288)	—	—	—	(18,288)
Balances at March 31, 2024	35,439	$703	$844,210	$—	$(293,244)	$(3,653)	1,465	$(21,616)	$526,400

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,350)	$(18,288)
Net income from discontinued operations	(197)	(2,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,882	7,293
Accretion of debt in interest expense, net	588	508
Accretion of discount on held to maturity investments in interest expense, net	—	(397)
Current expected credit losses	1,109	564
Provision for obsolete inventory	(268)	108
Stock-based compensation	7,181	4,410
Loss on debt extinguishment	5,791	—
Deferred income tax	961	(8,049)
Changes in operating assets and liabilities:
Accounts receivable	(11,356)	(2,095)
Inventories	(840)	(1,613)
Other current assets	(2,012)	(2,566)
Other assets	592	(730)
Accounts payable	(2,962)	5,297
Accrued salaries and benefits	(10,433)	(4,372)
Accrued expenses	(2,918)	(2,845)
Customer deposits and deferred service revenue	5,451	(1,445)
Customers payable	4,631	2,388
Other long-term liabilities	(21)	(115)
Cash used in operating activities - continuing operations	(17,171)	(24,025)
Cash provided by operating activities - discontinued operations	—	449
Net cash used in operating activities	(17,171)	(23,576)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(4,323)	(166,292)
Capital expenditures	(413)	(45)
Capitalization of software costs	(1,138)	(1,258)
Proceeds from sale of held to maturity investments	—	18,980
Purchases of held to maturity investments	—	(3,119)
Cash used in investing activities - continuing operations	(5,874)	(151,734)
Cash provided by (used in) investing activities - discontinued operations	197	(127)
Net cash used in investing activities	(5,677)	(151,861)
Cash flows from financing activities:
Repayments of long-term debt	(93,600)	—
Proceeds from private placement of common stock, net of issuance costs	—	194,490
Proceeds from debt issuance, net of original issue discount	111,136	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(7,015)	(4,838)
Proceeds from exercise of stock options	215	1,105
Net cash provided by financing activities	10,736	190,757

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Effect of exchange rate changes on cash and cash equivalents	278	479
Net (decrease) increase in cash and cash equivalents and cash held on behalf of customers	(11,834)	15,799
Cash and cash equivalents and cash held on behalf of customers at beginning of period	121,545	47,539
Cash and cash equivalents and cash held on behalf of customers at end of period	$109,711	$63,338

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$91,652	$50,780
Cash held on behalf of customers	18,059	12,558
Total cash and cash equivalents and cash held on behalf of customers	$109,711	$63,338

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Cash paid for interest	$349	$—
Cash paid for income taxes	2,145	340
Capitalized software recorded in accounts payable	40	24
Capital expenditures in accounts payable	303	176
Common stock issued for acquisition	—	19,170

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Business

PAR Technology Corporation (the “Company” or “PAR,” “we,” or “us”), through its consolidated subsidiaries, operates in one segment, Restaurant/Retail. Refer to "Note 12 - Segment and Related Information" for further detail on our segment. The Restaurant/Retail segment provides leading omnichannel cloud-based software and hardware solutions to the restaurant and retail industries.

Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other foodservice outlets with operational efficiencies through a data-driven network with integration capabilities from front- and back-of-house to customer fulfillment. Our subscription services are grouped into two product lines: Engagement Cloud, which includes Punchh and PAR Retail (including GoSkip) products and services for customer loyalty and engagement, Plexure for international customer loyalty and engagement, and PAR Ordering for omnichannel digital ordering and delivery; and Operator Cloud, which includes PAR POS and TASK for front-of-house, PAR Pay for payments, and PAR OPS (Delaget and Data Central) for back-of-house. The accompanying condensed consolidated financial statements include the Company's accounts and those of its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements of PAR Technology Corporation and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements as promulgated by the SEC. In the opinion of management, the Company's financial statements include all normal and recurring adjustments necessary in order to make the financial statements not misleading and to provide a fair presentation of the Company's financial results for the interim period included in this Quarterly Report. Interim results are not necessarily indicative of results for the full year or any future periods. The information included in this Quarterly Report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”).

The results of operations of the Company's Government segment are reported as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024. All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the Government segment unless otherwise noted specifically as discontinued operations.

Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to these estimates and assumptions include revenue recognition, stock-based compensation, the recognition and measurement of assets acquired and liabilities assumed in business combinations and asset acquisitions at fair value, identifiable intangible assets and goodwill, valuation allowances for receivables, classification of discontinued operations, valuation of excess and obsolete inventories, and measurement of contingent consideration at fair value. Actual results could differ from those estimates.

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents
Cash	$89,491	$105,956
Money market funds	2,161	2,161
Cash held on behalf of customers	18,059	13,428
Total cash and cash equivalents and cash held on behalf of customers	$109,711	$121,545

The Company maintained bank balances that, at times, exceeded the federally insured limit during the three months ended March 31, 2025. The Company did not experience losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Short-Term Investments

The carrying value of investment securities consist of the following:

(in thousands)	March 31, 2025	December 31, 2024
Short-term investments
Short-term deposits	$531	$524
Total short-term investments	$531	$524

The Company did not have any material gains or losses on these securities during the three months ended March 31, 2025. The estimated fair value of these securities approximated their carrying value as of March 31, 2025 and December 31, 2024.

Other Assets

Other assets include deferred implementation costs of $6.8 million and $7.3 million and deferred commissions of $3.6 million and $3.3 million at March 31, 2025 and December 31, 2024, respectively.

The following table summarizes amortization expense for deferred implementation costs and deferred commissions:

	Three Months Ended March 31,
(in thousands)	2025	2024
Amortization of deferred implementation costs	$1,371	$1,495
Amortization of deferred commissions	440	393

Other Long-Term Liabilities

Other long-term liabilities include deferred tax liabilities of $20.2 million and $18.7 million at March 31, 2025 and December 31, 2024, respectively.

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2025 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition

Deferred Revenue

Deferred revenue is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Current	$29,621	$23,166
Non-current	1,454	1,529
Total	$31,075	$24,695

Most performance obligations greater than one year relate to service and support contracts that the Company expects to fulfill within 36 months. The Company expects to fulfill 100% of service and support contracts within 60 months.

The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2025	2024
Beginning balance - January 1	$24,695	$11,454
Acquired deferred revenue (refer to "Note 3 - Acquisitions")	809	5,443
Recognition of deferred revenue	(41,091)	(6,398)
Deferral of revenue	45,283	5,195
Impact of foreign currency translation on deferred revenue	1,379	—
Ending balance - March 31	$31,075	$15,694
The above tables exclude customer deposits of $1.8 million and $1.8 million as of the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $11.4 million and $2.7 million.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by contract terms and economic factors.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(in thousands)	Point in time	Over time	Point in time	Over time
Subscription service	$—	$68,410	$—	$38,379
Hardware	21,843	—	18,226	—
Professional service	4,163	9,443	5,726	7,742
Total	$26,006	$77,853	$23,952	$46,121

Note 3 — Acquisitions

GoSkip Asset Acquisition

On March 11, 2025 (the "GoSkip Closing Date"), the Company entered into an Asset Purchase Agreement (the "GoSkip Asset Purchase Agreement"), pursuant to which, on the GoSkip Closing Date, the Company acquired certain assets and assumed certain liabilities of GoSkip (the "GoSkip Asset Acquisition") from a privately held company for approximately $4.8 million in cash consideration (the "GoSkip Cash Consideration"). Pursuant to the GoSkip Asset Purchase Agreement, the Company acquired substantially all of the assets related to the GoSkip self-checkout line of business to expand its PAR Retail product and service offerings. GoSkip is a cloud-POS solution offering a suite of mobile checkout kiosks and scan-and-go products.

Under the terms of the GoSkip Asset Purchase Agreement, approximately $0.5 million of the GoSkip Cash Consideration was held back by the Company to cover general representations and warranties. As the representations and warranties are assumed to be accurate and release of the holdback is likely to occur, the holdback amount has been included in the total consideration transferred. The holdback amount will be released over two years, with 50% to be released one year after the GoSkip Closing Date and the remaining 50% to be released two years after the GoSkip Closing Date.

The Company incurred acquisition expenses related to the GoSkip Asset Acquisition of approximately $0.6 million which were capitalized as a component of the cost of the assets acquired.

The transaction was accounted for as an asset acquisition in accordance with ASC Topic 805, Business Combinations, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the GoSkip Closing Date, and no goodwill is recognized. The fair value determinations were based on management's estimates and assumptions, with the assistance of valuation consultants. Preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the GoSkip Closing Date) as management finalizes its procedures and net working capital adjustments (if any) are settled.

The following table presents management's preliminary purchase price allocation:

(in thousands)	Purchase price allocation
Inventory	$232
Developed technology	2,240
Customer relationships	3,136
Total assets	5,608
Deferred revenue	809
Consideration paid	$4,799

Intangible Assets

The Company identified two acquired intangible assets in the GoSkip Asset Acquisition: developed technology and customer relationships. The preliminary fair value of developed technology was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings recognized from not having to pay a royalty for the use of an asset. The Company applied a seven-year economic life, a fair and reasonable royalty rate of 15.0%, and a discount rate of 26.0% in determining the GoSkip developed technology intangible preliminary fair value. The preliminary fair value of the customer relationship intangible asset was determined utilizing the “multi-period excess earnings method”, which method is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a 14.3% estimated annual attrition rate and discount rate of 26.0% in determining the GoSkip customer relationships intangible preliminary fair value. The estimated useful life of each of the foregoing identifiable intangible assets was preliminarily determined to be: seven years for developed technology and seven years for customer relationships.

Delaget Acquisition

On December 31, 2024 (the “Delaget Closing Date”), the Company entered into an Agreement and Plan of Merger (the “Delaget Merger Agreement”), pursuant to which, on the Delaget Closing Date, PAR acquired 100% of the outstanding equity interests of Delaget, LLC ("Delaget" and such acquisition, the "Delaget Acquisition").

On the Delaget Closing Date, the Company paid equity holders of Delaget $16.9 million in cash (the "Delaget Cash Consideration"), and committed to issue 1,488,669 shares of common stock. The closing stock price as of the Delaget Closing Date was $72.67, resulting in equity consideration of $108.2 million (the "Delaget Equity Consideration") and a total purchase consideration of $125.1 million (the "Delaget Merger Consideration"). The Delaget Merger Consideration is subject to adjustment for any cash, indebtedness (including debt-like items), and net working capital of the acquired entities. On January 6, 2025, pursuant to the Delaget Merger Agreement, the Company issued 1,488,669 shares of common stock as consideration for the Delaget Acquisition. The total value of the shares issued was $109.7 million as of January 6, 2025. The Company acquired Delaget to complement its Operator Cloud solutions.

On the Delaget Closing Date, $1.9 million of the Delaget Cash Consideration was deposited into separate escrow accounts administered by third parties to fund potential post-closing adjustments and obligations.

Additionally, on the Delaget Closing Date, $2.3 million of the Delaget Cash Consideration was deposited in an indemnification escrow fund to be held for up to 36 months to fund potential post-closing indemnification obligations of Delaget equity holders in accordance with the Delaget Merger Agreement. The Company recognized indemnification assets and liabilities of approximately $2.3 million to other assets and other long-term liabilities in the consolidated balance sheets, respectively, to account for amounts deposited in the third party indemnification escrow fund.

The Company incurred acquisition and integration expenses related to the Delaget Acquisition of approximately $0.7 million which are included in general and administrative expense in the condensed consolidated statements of operations.

The Delaget Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of the Delaget Closing Date. The preliminary fair value determinations were based on management's estimates and assumptions, with the assistance of valuation and independent tax consultants. Preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the Delaget Closing Date) as management finalizes its procedures and net working capital adjustments (if any) are settled.

During the three months ended March 31, 2025, preliminary fair values of assets and liabilities as of the Delaget Closing Date were adjusted to reflect net working capital adjustments. These adjustments included changes to accounts receivable, accrued expenses, and goodwill.

The following table presents management's current purchase price allocation and initial purchase price allocation:

(in thousands)	Current purchase price allocation	Initial purchase price allocation
Cash	$1,087	$1,087
Accounts receivable	979	1,117
Property and equipment	80	80
Lease right-of-use assets	1,380	1,380
Developed technology	11,500	11,500
Customer relationships	14,000	14,000
Non-competition agreements	3,700	3,700
Indemnification assets	2,338	2,338
Prepaid and other acquired assets	200	200
Goodwill	97,142	97,017
Total assets	132,406	132,419
Accounts payable	295	295
Accrued expenses	1,142	1,155
Lease right-of-use liabilities	1,359	1,359
Deferred revenue	893	893
Indemnification liabilities	2,338	2,338
Deferred taxes	1,312	1,312
Consideration paid	$125,067	$125,067

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

TASK Group Holdings Limited ("TASK Group") Acquisition

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

The Company incurred acquisition and integration expenses related to the TASK Group Acquisition of approximately $0.2 million which are included in general and administrative expense in the condensed consolidated statements of operations.

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

The following table presents management's current purchase price allocation and initial purchase price allocation:

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

Intangible Assets

The Company identified three acquired intangible assets in the TASK Group Acquisition: developed technology; customer relationships; and trade names, split across the TASK and Plexure product lines. The preliminary fair value of developed technology was determined utilizing the relief from royalty approach. The Company applied a seven-year economic life, a fair and reasonable royalty rate of 20.0%, and a discount rate of 12.5% in determining the Plexure developed technology and a seven-year economic life, a fair and reasonable royalty rate of 12.0%, and a discount rate of 14.0% in determining the TASK developed technology intangible preliminary fair values. The preliminary fair value of the customer relationship intangible asset was determined utilizing the multi-period excess earnings method. The Company applied a 10.0% estimated annual attrition rate and a discount rate of 14.0% for the TASK customer relationships and applied a 95.0% probability of renewal factor and a discount rate of 12.5% for the Plexure customer relationships intangible preliminary fair values. The preliminary fair value of the trade names intangible was determined utilizing the relief from royalty approach. The Company applied a fair and reasonable royalty rate of 0.5% and a discount rate of 12.5% for the Plexure trade name and a fair and reasonable royalty rate of 1.0% and a discount rate of 14.0% in determining the TASK trade name intangible preliminary fair values. The estimated useful life of each of the foregoing identifiable intangible assets was preliminarily determined to be: seven years for developed technology; thirteen years for customer relationships; and eight years for the trade names.

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

Pro Forma Financial Information - unaudited

For the three months ended March 31, 2025, the acquisition of Stuzo Blocker, Inc., Stuzo Holdings, LLC and their subsidiaries (the "Stuzo Acquisition") resulted in additional revenues of $11.8 million and income before income taxes of $2.6 million; the TASK Group Acquisition resulted in additional revenues of $11.6 million and loss before income taxes of $1.4 million; and the Delaget Acquisition resulted in additional revenues of $4.4 million and loss before income taxes of $0.3 million.

The following table summarizes the Company's unaudited pro forma results of operations for the three months ended March 31, 2025 and 2024 as if the Stuzo Acquisition, TASK Group Acquisition, and Delaget Acquisition had occurred on January 1, 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total revenue	$103,859	$92,790
Net loss from continuing operations	(23,502)	(19,789)

The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. These unaudited pro forma results include certain adjustments, primarily due to increases in amortization expense due to the fair value adjustments of intangible assets, acquisition related costs and the impact of income taxes on the pro forma adjustments. $1.0 million of acquisition costs have been reflected in the 2024 pro forma results.

Note 4 — Discontinued Operations

The following table presents the major categories of income from discontinued operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contract revenue	$—	$35,424
Contract cost of sales	—	(32,033)
Operating income from discontinued operations	—	3,391
General and administrative expense	—	(1,319)
Other income, net	—	6
Gain on sale of discontinued operations	197	—
Income from discontinued operations before taxes	197	2,078
Benefit from (provision for) income taxes	—	—
Net income from discontinued operations	$197	$2,078

The following table presents select non-cash operating and investing activities related to cash flows from discontinued operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation and amortization	$—	$115
Capital expenditures	—	127
Stock-based compensation	—	48

Note 5 — Accounts Receivable, net

At March 31, 2025 and December 31, 2024, the Company had current expected credit losses of $4.1 million and $3.4 million, respectively, against accounts receivable.

Changes in the current expected credit loss for the three months ended March 31 were:

(in thousands)	2025	2024
Beginning Balance - January 1	$3,392	$1,949
Provisions	1,109	564
Write-offs	(385)	(557)
Ending Balance - March 31	$4,116	$1,956

Note 6 — Inventories, net

The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Finished goods	$14,639	$13,696
Work in process	166	208
Component parts	7,936	7,450
Service parts	476	507
Inventories, net	$23,217	$21,861

At March 31, 2025 and December 31, 2024, the Company had excess and obsolescence reserves of $8.5 million and $8.8 million, respectively, against inventories.
Note 7 — Identifiable Intangible Assets and Goodwill

The components of identifiable intangible assets are:

(in thousands)	March 31, 2025	December 31, 2024	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$183,840	$181,600	3 - 7 years	4.16 years
Internally developed software costs	44,185	42,353	3 years	2.87 years
Customer relationships	119,046	115,910	5 - 15 years	8.80 years
Trade names	3,210	3,210	2 - 8 years	7.33 years
Non-competition agreements	7,230	7,230	1 - 5 years	4 years
	357,511	350,303
Impact of currency translation on intangible assets	(3,758)	(5,557)
Less: accumulated amortization	(131,531)	(119,900)
	222,222	224,846
Internally developed software costs not meeting general release threshold	635	1,287
Trademarks, trade names (non-amortizable)	11,200	11,200	Indefinite
	$234,057	$237,333

Software costs placed into service during the three months ended March 31, 2025 and 2024, were $1.8 million and $0.5 million, respectively.

The following table summarizes amortization expense for acquired developed technology and internally developed software:

	Three Months Ended March 31,
(in thousands)	2025	2024
Amortization of acquired developed technology	$6,209	$4,235
Amortization of internally developed software	1,430	1,231
Amortization of identifiable intangible assets recorded in cost of sales	$7,639	$5,466
Amortization expense recorded in operating expenses	3,259	932
Impact of foreign currency translation on intangible assets	733	639

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold is:

(in thousands)
2025, remaining	$33,079
2026	42,244
2027	37,757
2028	25,961
2029	18,947
Thereafter	64,234
Total	$222,222

Goodwill carried is as follows:

(in thousands)	2025	2024
Beginning balance - January 1	$887,459	$488,918
Stuzo Acquisition	—	132,140
Foreign currency translation	2,909	(2,162)
Delaget Acquisition ASC 805 measurement period adjustment	125	—
Ending balance - March 31	$890,493	$618,896
Note 8 — Debt

On January 24, 2025, the Company completed a private offering of $115.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2030 ("the 2030 Notes"), which amount includes $15.0 million aggregate principal amount of 2030 Notes issued pursuant to the initial purchaser’s exercise of its option to purchase additional 2030 Notes. The 2030 Notes were issued pursuant to an indenture, dated January 24, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes pay interest at a rate equal to 1.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2025. Interest accrues on the 2030 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from January 24, 2025. Unless earlier converted, redeemed, or repurchased, the 2030 Notes mature on January 15, 2030. The 2030 Notes are convertible into Company common stock at an initial conversion rate of 10.3089 shares per $1,000 principal amount. The Company incurred debt issuance costs of $3.9 million related to the offering of the 2030 Notes.

On January 30, 2025, the Company used net proceeds from its sale of the 2030 Notes to fully repay the $90.0 million aggregate principal amount outstanding under its former credit facility with Blue Owl Capital Corporation, as administrative agent and collateral agent (the "Credit Facility"). As a result of this early repayment, the Company recognized a $5.8 million loss on debt extinguishment which primarily consists of the write-off of unamortized debt issuance costs and discount, the payment of prepayment penalties, accrued and unpaid interest, and other related expenses.

The following table summarizes information about the net carrying amounts of long-term debt as of March 31, 2025:

(in thousands)	2026 Notes	2027 Notes	2030 Notes	Total
Principal amount of notes outstanding	$20,000	$265,000	$115,000	$400,000
Unamortized debt issuance cost	(146)	(3,863)	(3,721)	(7,730)
Total notes payable	$19,854	$261,137	$111,279	$392,270

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2024:

(in thousands)	2026 Notes	2027 Notes	Credit Facility	Total
Principal amount of notes outstanding	$20,000	$265,000	$90,000	$375,000
Unamortized debt issuance cost	(178)	(4,210)	(1,066)	(5,454)
Unamortized discount	—	—	(1,191)	(1,191)
Total notes payable	$19,822	$260,790	$87,743	$368,355

The following table summarizes interest expense recognized on the long-term debt:

	Three Months Ended March 31,
(in thousands)	2025	2024
Contractual interest expense	$2,060	$1,856
Amortization of debt issuance costs	553	508
Amortization of discount	35	—
Total interest expense	$2,648	$2,364

The following table summarizes the future principal payments as of March 31, 2025:

(in thousands)
2025, remaining	$—
2026	20,000
2027	265,000
2028	—
2029	—
Thereafter	115,000
Total	$400,000
Note 9 — Stock-Based Compensation

Stock-based compensation expense, net of forfeitures and adjustments of $0.1 million and $0.7 million, for the three months ended March 31, 2025 and 2024, respectively, was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of sales	$290	$173
General and administrative	5,664	3,327
Sales and marketing	326	265
Research and development	901	645
Total	$7,181	$4,410

At March 31, 2025, the aggregate unrecognized compensation expense related to unvested equity awards was $66.7 million, which is expected to be recognized as compensation expense in fiscal years 2025 through 2028.

A summary of stock option activity for the three months ended March 31, 2025 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2025	714	$13.36
Exercised	(9)	23.14
Outstanding at March 31, 2025	705	$13.24

A summary of unvested restricted stock units activity for the three months ended March 31, 2025 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2025	1,122	$47.21
Granted	483	69.41
Vested	(382)	41.90
Canceled/forfeited	(7)	43.81
Outstanding at March 31, 2025	1,216	$59.04

A total of 330,000 shares of Company common stock were made available for purchase under the Company's 2021 Employee Stock Purchase Plan ("ESPP"), subject to adjustment as provided for in the ESPP. As of March 31, 2025, 28,323 shares of common stock were purchased under the ESPP since inception. No shares were purchased under the ESPP during the three months ended March 31, 2025.
Note 10 — Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. As of March 31, 2025, there were 705,000 anti-dilutive stock options outstanding compared to 802,000 as of March 31, 2024. As of March 31, 2025, there were 1,216,000 anti-dilutive restricted stock units outstanding compared to 829,000 as of March 31, 2024. As of March 31, 2025, there were 616,712 anti-dilutive shares issuable upon conversion of the 2026 Notes.
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

Note 12 — Segment and Related Information
The Company operates in one segment. There have been no changes to the Company’s reportable segment, the identification of the Chief Operating Decision Maker, or the methodology used to assess segment performance since the filing of our 2024 Annual Report.

The following table presents revenues and significant segment expenses:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total revenues, net	$103,859	$70,073
Less:
Subscription service cost of sales(1)	21,178	13,138
Hardware cost of sales(1)	16,385	14,049
Professional service cost of sales(1)	10,002	11,119
Sales and marketing(1)	11,456	10,651
General and administrative(1)	21,541	17,666
Research and development(1)	18,829	15,085
Depreciation and amortization	8,623	6,361
Stock-based compensation	7,181	4,410
Transaction costs	1,155	3,405
Amortization of identifiable intangible assets	3,259	932
Operating loss	$(15,750)	$(26,743)
Other segment items(2)	(8,600)	8,455
Net loss	$(24,350)	$(18,288)

(1) These amounts exclude stock-based compensation expense, depreciation and amortization expense, and transaction costs, which are presented separately as additional significant segment expenses.
(2) Other segment items include other (expense) income, net, loss on extinguishment of debt, interest expense, net, (provision for) benefit from income taxes, and net income from discontinued operations. See the condensed consolidated statements of operations for additional information on these amounts.

The following table represents revenues by country based on the location of the revenue:

	Three Months Ended March 31,
(in thousands)	2025	2024
United States	$87,535	$64,533
International	16,324	5,540
Total	$103,859	$70,073

The following table represents assets by country based on the location of the assets:

(in thousands)	March 31, 2025	December 31, 2024
United States	$608,565	$599,945
International	772,984	780,782
Total	$1,381,549	$1,380,727

Customers accounting for 10% or more of the Company’s total revenues are summarized as follows:

	Three Months Ended March 31,
	2025	2024
McDonald’s Corporation	19%	10%
Yum! Brands, Inc.	7%	12%
Dairy Queen	8%	10%
All Others	66%	68%
Total	100%	100%

No other customer within "All Others" accounted for 10% or more of the Company’s total revenue for the three months ended March 31, 2025 or 2024.
Note 13 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, and debt instruments. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of March 31, 2025 and December 31, 2024 were considered representative of their fair values because of their short-term nature and are classified as Level 1 of the fair value hierarchy. Debt instruments are recorded at principal amount net of unamortized debt issuance cost and discount (refer to "Note 8 - Debt" for additional information). The estimated fair value of the 2.875% Convertible Senior Notes due 2026 (the "2026 Notes"), the 1.50% Convertible Senior Notes due 2027 (the "2027 Notes"), and the 2030 Notes (together with the 2026 Notes and the 2027 Notes, the "Senior Notes") at March 31, 2025 was $29.5 million, $284.2 million, and $108.2 million, respectively. The estimated fair value of the 2026 Notes, 2027 Notes, and Credit Facility at December 31, 2024 was $34.5 million, $305.7 million, and $87.7 million, respectively. As the Credit Facility had a variable interest rate and no equity component, the book value of the Credit Facility is equal to the fair value. The valuation techniques used to determine the fair value of the Company's long-term debt are classified in Level 2 of the fair value hierarchy as they are derived from broker quotations.

The Company used a Monte Carlo simulation of a discounted cash flow model to determine the fair value of the earn-out liability associated with the acquisition of MENU Technologies AG (the "MENU Acquisition"). Significant inputs used in the simulation are not observable in the market and thus the liability represents a Level 3 fair value measurement as defined in ASC 820. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date will be reflected as cash used in financing activities in the Company's condensed consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date will be reflected as cash used in operating activities.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2024:

(in thousands)	2024
Balance at January 1	$600
Change in fair value of contingent consideration	—
Balance at March 31	$600

The balance of the fair value of the liability was recorded within "Accrued expenses" in the condensed consolidated balance sheets.

The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration as of March 31, 2024:

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto included under "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report and our audited consolidated financial statements and the notes thereto included under "Part II, Item 8. Financial Statements and Supplementary Data" of the 2024 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under "Forward-Looking Statements".
OVERVIEW

Q1 2025 Operating Performance Highlights

Organic - Year-over-year growth of 18.1%	Total - Year-over-year growth of 51.9%

GAAP - Year-over-year improvement of 620 basis points (bps)

Non-GAAP - Year-over-year improvement of 340 basis points (bps)

Net Loss from Cont. Ops. Year-over-year increase of $4.2 million

Adjusted EBITDA Year-over-year improvement of $14.7 million

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including annual recurring revenue ("ARR"), non-GAAP subscription service gross margin percentage, and adjusted EBITDA. We use these key performance indicators and non-GAAP financial measures to evaluate our performance.

Q1 2025 Corporate Development Highlights

•Private Offering of 2030 Notes and Repayment of Credit Facility: On January 24, 2025, the Company sold $115.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2030. We used net proceeds from the sale to repay in full our $90.0 million Credit Facility with Blue Owl Capital Corporation. The balance of net proceeds are available for general corporate purposes and to fund acquisitions or investments in companies, products, or technologies complementary to our business.

•GoSkip Asset Acquisition: On March 11, 2025, the Company acquired substantially all of the assets related to the GoSkip self-checkout line of business for approximately $4.8 million to expand its PAR Retail product and service offerings.

Refer to "Note 3 – Acquisitions" and “Note 8 – Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report for additional information about the GoSkip Asset Acquisition, the 2030 Notes, and repayment of the Credit Facility.

Macroeconomic Environment

The U.S. government has recently implemented a series of significant new tariffs on imports from several countries where we source certain components and hardware products. These actions, along with retaliatory tariffs imposed by other countries, have introduced increased uncertainty into global trade policies and supply chains. We continue to monitor macroeconomic trends and uncertainties such as the effects of these recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on our hardware revenue and hardware gross margin. As a result of these tariffs, we anticipate increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. We are continuing to evaluate and implement mitigating actions, including potential supply chain resiliency movements and cost or pricing measures, if needed, as the tariff environment evolves.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Revenues, net:
Subscription service	$68,410	$38,379	65.9%	54.8%	78.2%
Hardware	21,843	18,226	21.0%	26.0%	19.8%
Professional service	13,606	13,468	13.1%	19.2%	1.0%
Total revenues, net	$103,859	$70,073	100.0%	100.0%	48.2%

Gross margin:
Subscription service	$39,510	$19,785	38.0%	28.2%	99.7%
Hardware	5,375	4,056	5.2%	5.8%	32.5%
Professional service	3,457	2,217	3.3%	3.2%	55.9%
Total gross margin	$48,342	$26,058	46.5%	37.2%	85.5%

Operating expenses:
Sales and marketing	$11,782	$10,926	11.3%	15.6%	7.8%
General and administrative	29,284	25,175	28.2%	35.9%	16.3%
Research and development	19,767	15,768	19.0%	22.5%	25.4%
Amortization of identifiable intangible assets	3,259	932	3.1%	1.3%	> 200%
Total operating expenses	$64,092	$52,801	61.7%	75.4%	21.4%

Operating loss	$(15,750)	$(26,743)	(15.2)%	(38.2)%	(41.1)%
Other (expense) income, net	(91)	300	(0.1)%	0.4%	(130.3)%
Interest expense, net	(1,634)	(1,708)	(1.6)%	(2.4)%	(4.3)%
Loss on extinguishment of debt	(5,791)	—	(5.6)%	—%	—%
Loss from continuing operations before income taxes	(23,266)	(28,151)	(22.4)%	(40.2)%	(17.4)%
(Provision for) benefit from income taxes	(1,281)	7,785	(1.2)%	11.1%	(116.5)%
Net loss from continuing operations	$(24,547)	$(20,366)	(23.6)%	(29.1)%	20.5%
Net income from discontinued operations	197	2,078	0.2%	3.0%	(90.5)%
Net loss	$(24,350)	$(18,288)	(23.4)%	(26.1)%	33.1%

Revenues, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Subscription service	$68,410	$38,379	65.9%	54.8%	78.2%
Hardware	21,843	18,226	21.0%	26.0%	19.8%
Professional service	13,606	13,468	13.1%	19.2%	1.0%
Total revenues, net	$103,859	$70,073	100.0%	100.0%	48.2%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Total revenues were $103.9 million for the three months ended March 31, 2025, an increase of $33.8 million or 48.2% compared to $70.1 million for the three months ended March 31, 2024.

Subscription service revenues were $68.4 million for the three months ended March 31, 2025, an increase of $30.0 million or 78.2% compared to $38.4 million for the three months ended March 31, 2024. The increase was substantially driven by increased Engagement Cloud subscription service revenues of $20.9 million, of which $16.7 million was driven by inorganic revenue growth contributed by the Plexure product line and the inclusion of approximately two additional months of PAR Retail product line revenues in the current period. The residual increase of $4.2 million from Engagement Cloud subscription service revenues was driven by 15.3% organic growth in active sites. Operator Cloud subscription service revenues increased $9.1 million, of which $6.1 million was driven by inorganic revenue growth contributed by the TASK and Delaget product lines. The residual increase of $3.0 million from Operator Cloud subscription services was driven by 11.0% organic growth in active sites and 3.3% organic growth in average revenue per site driven by cross-selling initiatives, upselling, and price increases.

Hardware revenues were $21.8 million for the three months ended March 31, 2025, an increase of $3.6 million or 19.8% compared to $18.2 million for the three months ended March 31, 2024. The increase primarily consists of increased terminals sales of $1.6 million, peripherals (scanners, printers, and components) sales of $1.4 million, and kitchen display systems sales of $0.4 million. These increases were substantially driven by price increases, the timing of tier one enterprise customer hardware refresh cycles, and the timing of onboarding of Operator Cloud customers buying hardware. Hardware revenues will continue to be affected by the timing of the aforementioned drivers.

Professional service revenues were $13.6 million for the three months ended March 31, 2025, which remained relatively unchanged from $13.5 million for the three months ended March 31, 2024.

Gross Margin

	Three Months Ended March 31,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Subscription service	$39,510	$19,785	57.8%	51.6%	620 bps
Hardware	5,375	4,056	24.6%	22.3%	230 bps
Professional service	3,457	2,217	25.4%	16.5%	890 bps
Total gross margin	$48,342	$26,058	46.5%	37.2%	930 bps

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Total gross margin as a percentage of total revenue for the three months ended March 31, 2025, increased to 46.5% as compared to 37.2% for the three months ended March 31, 2024.

Subscription service gross margin as a percentage of subscription service revenue for the three months ended March 31, 2025, increased to 57.8% as compared to 51.6% for the three months ended March 31, 2024. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs, as well as improved gross margins stemming from post-acquisition operations of the PAR Retail, TASK, and Delaget product lines.

Hardware gross margin as a percentage of hardware revenue for the three months ended March 31, 2025, increased to 24.6% as compared to 22.3% for the three months ended March 31, 2024. The increase was primarily driven by a more favorable product mix, with a higher proportion of higher-margin hardware sales in the three months ended March 31, 2025, as well as a year-over-year reduction in compensation expense as we aligned our hardware-related workforce with organizational priorities.

Professional service gross margin as a percentage of professional service revenue for the three months ended March 31, 2025, increased to 25.4% as compared to 16.5% for the three months ended March 31, 2024. The increase primarily consists of increased margins for field operations and hardware service repair substantially driven by improved cost management and reductions in third-party spending.

Sales and Marketing Expense ("S&M")

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Sales and marketing	$11,782	$10,926	11.3%	15.6%	7.8%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

S&M expenses were $11.8 million for the three months ended March 31, 2025, an increase of $0.9 million or 7.8% compared to $10.9 million for the three months ended March 31, 2024. The increase was substantially driven by a $2.3 million increase in inorganic S&M expense, stemming from post-acquisition operations of TASK Group and Delaget, as well as the inclusion of approximately two additional months of PAR Retail S&M expense in the current period. Organic S&M expense decreased by $1.4 million, primarily driven by a $0.8 million decrease in marketing costs and a $0.4 million decrease in compensation expense, reflecting continued realization of synergies in our sales and marketing model.

General and Administrative Expense ("G&A")

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
General and administrative	$29,284	$25,175	28.2%	35.9%	16.3%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

G&A expenses were $29.3 million for the three months ended March 31, 2025, an increase of $4.1 million or 16.3% compared to $25.2 million for the three months ended March 31, 2024. The increase was substantially driven by a $5.5 million increase in inorganic G&A expense stemming from post-acquisition operations of TASK Group and Delaget, as well as the inclusion of approximately two additional months of PAR Retail G&A expense in the current period, partially offset by a $0.7 million decrease in organic variable compensation expense.

The residual decrease was substantially driven by certain non-cash or non-recurring expenses consisting of a $2.2 million decrease in costs related to transaction due diligence and a $0.7 million decrease in one-time severance costs, partially offset by a $2.3 million increase in stock-based compensation expense.

Research and Development Expenses ("R&D")

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Research and development	$19,767	$15,768	19.0%	22.5%	25.4%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

R&D expenses were $19.8 million for the three months ended March 31, 2025, an increase of $4.0 million or 25.4% compared to $15.8 million for the three months ended March 31, 2024. The increase was substantially driven by a $3.6 million increase in inorganic R&D expense stemming from post-acquisition operations of TASK Group and Delaget, as well as the inclusion of approximately two additional months of PAR Retail R&D expense in the current period. Organic R&D expense increased by $0.4 million driven by higher outsourced development costs as we continue to work to improve and diversify our product and service offerings.

Other Operating Expenses

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Amortization of identifiable intangible assets	$3,259	$932	3.1%	1.3%	> 200%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Amortization of identifiable intangible assets was $3.3 million for the three months ended March 31, 2025, an increase of $2.3 million as compared to $0.9 million for the three months ended March 31, 2024. The increase primarily consists of an increase in amortizable intangible assets stemming from the Stuzo Acquisition, TASK Group Acquisition, Delaget Acquisition, and GoSkip Asset Acquisition.

Other (Expense) Income, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Other (expense) income, net	$(91)	$300	(0.1)%	0.4%	(130.3)%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Other expense, net was $0.1 million for the three months ended March 31, 2025, a decrease of $0.4 million compared to other income, net of $0.3 million for the three months ended March 31, 2024. The change was substantially driven by increases in foreign currency transaction losses and other miscellaneous expenses.

Interest Expense, Net

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Interest expense, net	$(1,634)	$(1,708)	(1.6)%	(2.4)%	(4.3)%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Interest expense, net was $1.6 million for the three months ended March 31, 2025, which remained relatively unchanged from $1.7 million for the three months ended March 31, 2024.

Loss on Extinguishment of Debt

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Loss on extinguishment of debt	$(5,791)	$—	(5.6)%	—%	—%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Loss on extinguishment of debt was $5.8 million for the three months ended March 31, 2025, related to early repayment of the Credit Facility. There was no comparable loss on extinguishment of debt for the three months ended March 31, 2024.

Taxes

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
(Provision for) benefit from income taxes	$(1,281)	$7,785	(1.2)%	11.1%	(116.5)%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Provision for income taxes was $1.3 million for the three months ended March 31, 2025, a change of $9.1 million as compared to a benefit from income taxes of $7.8 million for the three months ended March 31, 2024. The change was primarily driven by the absence of a one-time benefit recorded in the prior year, resulting from a reduction in the valuation allowance related to deferred tax liabilities established in connection with the Stuzo Acquisition. The provision recorded during the three months ended March 31, 2025 primarily related to federal and state income tax expense.

Net Income from Discontinued Operations

	Three Months Ended March 31,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Net income from discontinued operations	$197	$2,078	0.2%	3.0%	(90.5)%

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Net income from discontinued operations was $0.2 million for the three months ended March 31, 2025, a decrease of $1.9 million as compared to $2.1 million for the three months ended March 31, 2024. The decrease was primarily driven by PGSC and RRC operating income only being present for the three months ended March 31, 2024, compared to a gain from the divestiture of RRC recognized during the three months ended March 31, 2025.

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

ARR is the annualized revenue from our subscription services, which includes subscription fees for our SaaS solutions and related support, managed platform development services, and transaction-based fees for payment processing services. We generally calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR is an operating measure, it does not reflect our revenue determined in accordance with GAAP, and ARR should be viewed independently of, and not combined with or substituted for, our revenue and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results. Our reported ARR is based on a constant currency, using the exchange rates established at the beginning of the year and consistently applied throughout the period and to comparative periods presented. The table below presents our ARR on a constant currency basis, calculated using the exchange rates set at the beginning of 2025. For acquisitions made during each period, the constant currency rate applied is the exchange rate at the date of each acquisition's closure. There was no impact on our ARR as of March 31, 2024 as a result of applying a constant currency as the exchange rate effects only began with the TASK Group Acquisition in July 2024.

Active sites represent locations active on our subscription services as of the last day of the respective reporting period. Our key performance indicators ARR and active sites are presented as two subscription service product lines:

•Engagement Cloud consisting of Punchh, PAR Retail (including GoSkip), PAR Ordering, and Plexure product offerings.
•Operator Cloud consisting of PAR POS, PAR Pay, PAR OPS (Data Central and Delaget), and TASK product offerings.

Annual Recurring Revenue

	As of March 31,		Increase (decrease)
(in thousands)	2025	2024	2025 vs 2024
Engagement Cloud:
Organic	$126,550	$107,161	18.1%
Inorganic*	38,324	—	—%
Total Engagement Cloud	164,874	107,161	53.9%

Operator Cloud:
Organic	92,658	78,503	18.0%
Inorganic**	24,530	—	—%
Total Operator Cloud	117,188	78,503	49.3%
Total	$282,062	$185,664	51.9%

*Inorganic Engagement Cloud ARR represents GoSkip and Plexure ARR only as of March 31, 2025.
**Inorganic Operator Cloud ARR represents TASK and Delaget ARR only as of March 31, 2025.

Active Sites

	As of March 31,		Increase (decrease)
(in thousands)	2025	2024	2025 vs 2024
Engagement Cloud:
Organic	106.9	92.7	15.3%
Inorganic*	13.7	—	—%
Total Engagement Cloud	120.6	92.7	30.1%

Operator Cloud:
Organic	30.0	27.0	11.0%
Inorganic**	29.0	—	—%
Total Operator Cloud	59.0	27.0	118.5%

*Inorganic Engagement Cloud active sites represents GoSkip and Plexure active sites only as of March 31, 2025.
**Inorganic Operator Cloud active sites represents TASK and Delaget active sites only as of March 31, 2025.

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
Adjusted EBITDA
Represents net loss before income taxes, interest expense, and depreciation and amortization adjusted to exclude certain non-cash and non-recurring charges that may not be indicative of our financial performance.

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

Non-GAAP Measure or Adjustment	Definition	Usefulness to management and investors
Stock-based compensation	Consists of non-cash charges related to our employee equity incentive plans.	We exclude stock-based compensation because management does not view these non-cash charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Transaction costs	Adjustment reflects non-recurring professional fees incurred in transaction due diligence and integration, including costs incurred in the acquisitions of Stuzo, TASK Group, and Delaget.	We exclude professional fees incurred in corporate development because management does not view these non-recurring charges, which are inconsistent in size and are significantly impacted by the timing and valuation of our transactions, as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Severance	Adjustment reflects severance tied to non-recurring restructuring events included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense.	We exclude these non-recurring adjustments because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Loss on extinguishment of debt	Adjustment reflects loss on extinguishment of debt related to the early repayment of the Credit Facility.
Discontinued operations	Adjustment reflects income from discontinued operations related to the disposition of our Government segment.
Other expense (income), net	Adjustment reflects foreign currency transaction gains and losses and other non-recurring income and expenses recorded in other expense (income), net in the accompanying statements of operations.
Non-recurring income taxes	Adjustment reflects a partial release of our deferred tax asset valuation allowance resulting from the Stuzo Acquisition.	We exclude these non-cash and non-recurring adjustments for purposes of calculating non-GAAP diluted net loss per share because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Non-cash interest	Adjustment reflects non-cash amortization of issuance costs and discount related to the Company's long-term debt.
Acquired intangible assets amortization	Adjustment reflects amortization expense of acquired developed technology included within cost of sales and amortization expense of acquired intangible assets.

The tables below provide reconciliations between net loss and adjusted EBITDA, diluted net loss per share and non-GAAP diluted net loss per share, and subscription service gross margin percentage and non-GAAP subscription service gross margin percentage. Amounts presented in the reconciliations and other tables presented herein may not sum due to rounding.

(in thousands)	Three Months Ended March 31,
Reconciliation of Net Loss to Adjusted EBITDA	2025	2024
Net loss	$(24,350)	$(18,288)
Discontinued operations	(197)	(2,078)
Net loss from continuing operations	(24,547)	(20,366)
Provision for (benefit from) income taxes	1,281	(7,785)
Interest expense, net	1,634	1,708
Depreciation and amortization	11,882	7,293
Stock-based compensation	7,181	4,410
Transaction costs	1,155	3,405
Severance	72	1,434
Loss on extinguishment of debt	5,791	—
Other expense (income), net	91	(300)
Adjusted EBITDA	$4,540	$(10,201)

(in thousands, except per share amounts)	Three Months Ended March 31,
Reconciliation between GAAP and Non-GAAP Diluted Net Loss per share	2025	2024
Diluted net loss per share	$(0.60)	$(0.62)
Discontinued operations	(0.01)	(0.07)
Diluted net loss per share from continuing operations	(0.61)	(0.69)
Non-recurring income taxes	—	(0.27)
Non-cash interest	0.01	0.02
Acquired intangible assets amortization	0.23	0.18
Stock-based compensation	0.18	0.15
Transaction costs	0.03	0.12
Severance	—	0.05
Loss on extinguishment of debt	0.14	—
Other expense (income), net	—	(0.01)
Non-GAAP diluted net loss per share	$(0.01)	$(0.47)

Diluted weighted average shares outstanding	40,174	29,516

	Three Months Ended March 31,
Reconciliation between GAAP and Non-GAAP Subscription Service Gross Margin Percentage	2025	2024
Subscription Service Gross Margin Percentage	57.8%	51.6%
Depreciation and amortization	11.1%	13.9%
Stock-based compensation	0.2%	0.1%
Severance	—%	0.1%
Non-GAAP Subscription Service Gross Margin Percentage	69.1%	65.7%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents. As of March 31, 2025, we had cash and cash equivalents of $91.7 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds.

Cash used in operating activities was $17.2 million for the three months ended March 31, 2025, compared to $23.6 million for the three months ended March 31, 2024. The decrease in cash used in operating activities was primarily driven by improved profitability from our core operations.

Cash used in investing activities was $5.7 million for the three months ended March 31, 2025 compared to $151.9 million for the three months ended March 31, 2024. Cash used in investing activities during the three months ended March 31, 2025 included $4.3 million of cash consideration paid in connection with the GoSkip Asset Acquisition and capital expenditures of $1.1 million for developed technology costs associated with our software platforms, partially offset by $0.2 million of cash consideration received in connection with the disposition of RRC.

Cash provided by financing activities was $10.7 million for the three months ended March 31, 2025, compared to $190.8 million for the three months ended March 31, 2024. Cash provided by financing activities during the three months ended March 31, 2025 primarily consisted of the net proceeds from the sale of the 2030 Notes of $111.1 million (net of issuance costs), partially offset by the repayment in full of $90 million principal amount outstanding under the Credit Facility plus accrued interest and prepayment premium. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $53.8 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $44.6 million, interest payments on long-term debt of $6.5 million and facility lease obligations of $2.7 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

Our non-current contractual obligations are $445.7 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $25.6 million, interest payments of $13.6 million and principal payments of $400.0 million related to long-term debt, and facility leases of $6.5 million. Refer to “Note 8 – Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report for additional information. We expect to fund such commitments with cash provided by operating activities, our sources of liquidity, and if necessary, equity, equity-linked, or debt financing arrangements.

Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development and acquisition integration efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”, elsewhere in this Quarterly Report, in the 2024 Annual Report, and in our other filings with the SEC.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Significant items subject to these estimates and assumptions include revenue recognition, the recognition and measurement of assets acquired and liabilities assumed in business combinations and asset acquisitions at fair value, identifiable intangible assets and goodwill, valuation allowances for receivables, valuation of excess and obsolete inventories, and classification of discontinued operations. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends. Refer to "Part II, Item 1A. Risk Factors" of this Quarterly Report for additional information. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our 2024 Annual Report.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the New Zealand dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee, the Japanese Yen, the Polish Zloty, and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income (loss) as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of March 31, 2025, the impact of foreign currency exchange rate changes on our revenues and net income (loss) was not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

Interest Rate Risk

As of March 31, 2025, we had $20.0 million, $265.0 million, and $115.0 million in aggregate principal amount outstanding on the 2026 Notes, the 2027 Notes, and the 2030 Notes, respectively.

We carry the Senior Notes at face value less unamortized debt issuance costs and discount on the condensed consolidated balance sheets. We have no financial statement risk associated with changes in interest rates related to our Notes as they bear interest at fixed rates. However, the fair value of the long-term debt changes when the market price of our common stock fluctuates or interest rates change.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

The Company's internal controls over financial reporting included those inherited from the Stuzo Acquisition, which have been evaluated by management and supplemented where deemed appropriate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify any other changes that occurred in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information in Note 11 – "Commitments and Contingencies” of the notes to interim condensed consolidated financial statements in Part I, Item 1. "Financial Statements (unaudited)" is incorporated herein by reference. We do not believe that we have any pending litigation that would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

The risks described in the Part I, Item 1A. "Risk Factors” section of our 2024 Annual Report could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. There have been no material changes to the Risk Factors described in our 2024 Annual Report. Refer also to the other information set forth in this Quarterly Report, including in the sections "Forward-Looking Statements," Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part 1, Item 1. "Financial Statements (unaudited)."

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended March 31, 2025, 102,093 shares were withheld.

The table below presents information regarding the Company's purchases of its common stock for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
January 1, 2025 - January 31, 2025	—	$—
February 1, 2025 - February 28, 2025	—	$—
March 1, 2025 - March 31, 2025	102,093	$68.71
Total	102,093	$68.71

Item 5. OTHER INFORMATION

On March 10, 2025, Bryan Menar, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 26,000 shares upon the exercise of stock options and will expire on June 15, 2026, subject to early termination for certain specified events set forth in the plan.

On March 10, 2025, Narinder Singh, a director of the Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 6,000 shares previously granted to Mr. Singh and will expire on June 15, 2026, subject to early termination for certain specified events set forth in the plan.

On March 14, 2025, Cathy King, our Chief Legal Officer and Corporate Secretary, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 20,000 shares upon the exercise of stock options and will expire on June 15, 2026, subject to early termination for certain specified events set forth in the plan.

During the three months ended March 31, 2025, none of the Company’s other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3.1	Restated Certificate of Incorporation, as currently in effect	Form 8-K (File No.001-09720)	3.2	6/6/2024
3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.1	2/14/2024
4.1	Indenture, dated as of January 24, 2025, between PAR Technology Corporation, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee	Form 8-K (File No.001-09720)	4.1	1/24/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	May 9, 2025	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)