Form 10-Q
period 2025-06-30
PAR TECHNOLOGY CORP
filed 2025-08-08
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025
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

As of August 6, 2025, 40,581,077 shares of the registrant’s common stock, $0.02 par value, were outstanding.

PAR TECHNOLOGY CORPORATION

PART I
FINANCIAL INFORMATION

Unless the context indicates otherwise, references in this Quarterly Report to "we," "us," "our," the "Company," and "PAR" mean PAR Technology Corporation and its consolidated subsidiaries.

“PAR®,” “PAR POS®”, “Punchh®,” “PAR OrderingTM”, “PAR OPSTM,” “Data Central®,” “DelagetTM,” “PAR RetailTM,” “PAR® Pay”, “PAR® Payment Services”, and other trademarks identifying our products and services appearing in this Quarterly Report belong to us. Solely for convenience, our trademarks referred to in this Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks. This Quarterly Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

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

Forward-looking statements are based on management's current expectations and assumptions and are inherently uncertain. Actual results and outcomes could differ materially from those expressed in or implied by forward-looking statements, including forward-looking statements relating to and our expectations regarding:

•our plans, strategies, and objectives for future operations and the growth of our business, including our service and product offerings, our go-to-market strategies, and the expected development, demand, performance, market share, and competitive performance of our products and services;
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
•the effects, costs, and timing of acquisitions, divestitures, and capital markets transactions;
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

•legal, reputational, and financial risks if we fail to protect customer and/or our data from security breaches and/or cyber attacks;
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
•potential impacts, liabilities, and costs from pending or potential investigations, claims, and disputes; and
•other factors, risks, trends, and uncertainties disclosed in our filings with the Securities and Exchange Commission ("SEC"), particularly those listed under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

Assets	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$85,122	$108,117
Cash held on behalf of customers	17,670	13,428
Short-term investments	567	524
Accounts receivable – net	72,332	59,726
Inventories	27,434	21,861
Other current assets	16,166	14,390
Total current assets	219,291	218,046
Property, plant and equipment – net	13,323	14,107
Goodwill	906,361	887,459
Intangible assets – net	229,445	237,333
Lease right-of-use assets	7,332	8,221
Other assets	15,988	15,561
Total Assets	$1,391,740	$1,380,727
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$20,000	$—
Accounts payable	38,617	34,784
Accrued salaries and benefits	18,450	22,487
Accrued expenses	7,732	13,938
Customers payable	17,670	13,428
Lease liabilities – current portion	2,037	2,256
Customer deposits and deferred service revenue	24,432	24,944
Total current liabilities	128,938	111,837
Lease liabilities – net of current portion	5,423	6,053
Long-term debt	372,848	368,355
Deferred service revenue – noncurrent	1,259	1,529
Other long-term liabilities	24,130	21,243
Total liabilities	532,598	509,017
Shareholders’ equity:
Preferred stock, $0.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 116,000,000 shares authorized, 42,153,520 and 40,187,671 shares issued, 40,580,687 and 38,717,366 outstanding at June 30, 2025 and December 31, 2024, respectively	835	798
Additional paid in capital	1,209,634	1,085,473
Equity consideration payable	—	108,182
Accumulated deficit	(325,333)	(279,943)
Accumulated other comprehensive income (loss)	2,898	(20,951)
Treasury stock, at cost, 1,572,833 and 1,470,305 shares at June 30, 2025 and December 31, 2024, respectively	(28,892)	(21,849)
Total shareholders’ equity	859,142	871,710
Total Liabilities and Shareholders’ Equity	$1,391,740	$1,380,727

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Revenues, net:
Subscription service	$71,903	$44,872	$140,313	$83,251
Hardware	26,864	20,116	48,707	38,342
Professional service	13,637	13,162	27,243	26,630
Total revenues, net	112,404	78,150	216,263	148,223
Cost of sales:
Subscription service	32,144	21,041	61,044	39,635
Hardware	19,540	15,539	36,008	29,709
Professional service	9,728	9,542	19,877	20,793
Total cost of sales	61,412	46,122	116,929	90,137
Gross margin	50,992	32,028	99,334	58,086
Operating expenses:
Sales and marketing	12,274	9,811	24,056	20,737
General and administrative	31,697	25,369	60,981	50,544
Research and development	20,934	16,237	40,701	32,005
Amortization of identifiable intangible assets	3,394	1,946	6,653	2,878
Adjustment to contingent consideration liability	—	(600)	—	(600)
Total operating expenses	68,299	52,763	132,391	105,564
Operating loss	(17,307)	(20,735)	(33,057)	(47,478)
Other expense, net	(1,381)	(610)	(1,472)	(310)
Interest expense, net	(1,408)	(1,630)	(3,042)	(3,338)
Loss on extinguishment of debt	—	—	(5,791)	—
Loss from continuing operations before income taxes	(20,096)	(22,975)	(43,362)	(51,126)
(Provision for) benefit from income taxes	(944)	(612)	(2,225)	7,173
Net loss from continuing operations	(21,040)	(23,587)	(45,587)	(43,953)
Net income from discontinued operations	—	77,777	197	79,855
Net (loss) income	$(21,040)	$54,190	$(45,390)	$35,902

Net (loss) income per share (basic and diluted):
Continuing operations	$(0.52)	$(0.69)	$(1.13)	$(1.33)
Discontinued operations	—	2.29	—	2.42
Total	$(0.52)	$1.60	$(1.13)	$1.09

Weighted average shares outstanding (basic and diluted)	40,520	34,015	40,348	32,935

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(21,040)	$54,190	$(45,390)	$35,902
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	19,595	(255)	23,849	(2,969)
Comprehensive (loss) income	$(1,445)	$53,935	$(21,541)	$32,933

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Equity Consideration Payable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2024	40,188	$798	$1,085,473	$108,182	$(279,943)	$(20,951)	1,470	$(21,849)	$871,710
Issuance of common stock upon the exercise of stock options	8	—	215	—	—	—	—	—	215
Net issuance of restricted stock awards and restricted stock units	382	6	(6)	—	—	—	—	—	—
Issuance of common stock for acquisition (see Note 3)	1,489	29	108,153	(108,182)	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	102	(7,015)	(7,015)
Stock-based compensation	—	—	7,181	—	—	—	—	—	7,181
Foreign currency translation adjustments	—	—	—	—	—	4,254	—	—	4,254
Net loss	—	—	—	—	(24,350)	—	—	—	(24,350)
Balances at March 31, 2025	42,067	$833	$1,201,016	$—	$(304,293)	$(16,697)	1,572	$(28,864)	$851,995
Issuance of common stock upon the exercise of stock options	11	—	105	—	—	—	—	—	105
Net issuance of restricted stock awards and restricted stock units	65	2	(2)	—	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	1	(28)	(28)
Issuance of common stock for employee stock purchase plan	11	—	628	—	—	—	—	—	628
Stock-based compensation	—	—	7,887	—	—	—	—	—	7,887
Foreign currency translation adjustments	—	—	—	—	—	19,595	—	—	19,595
Net loss	—	—	—	—	(21,040)	—	—	—	(21,040)
Balances at June 30, 2025	42,154	$835	$1,209,634	$—	$(325,333)	$2,898	1,573	$(28,892)	$859,142

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Equity Consideration Payable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2023	29,386	$584	$625,154	$—	$(274,956)	$(939)	1,356	$(16,778)	$333,065
Issuance of common stock upon the exercise of stock options	107	2	1,103	—	—	—	—	—	1,105
Net issuance of restricted stock awards and restricted stock units	329	4	(4)	—	—	—	—	—	—
Issuance of common stock for acquisition	442	9	19,161	—	—	—	—	—	19,170
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	109	(4,838)	(4,838)
Proceeds from private placement of common stock, net of issuance costs of $5.5 million	5,175	104	194,386	—	—	—	—	—	194,490
Stock-based compensation	—	—	4,410	—	—	—	—	—	4,410
Foreign currency translation adjustments	—	—	—	—	—	(2,714)	—	—	(2,714)
Net loss	—	—	—	—	(18,288)	—	—	—	(18,288)
Balances at March 31, 2024	35,439	$703	$844,210	$—	$(293,244)	$(3,653)	1,465	$(21,616)	$526,400
Issuance of common stock upon the exercise of stock options	35	—	432	—	—	—	—	—	432
Net issuance of restricted stock awards and restricted stock units	85	2	(2)	—	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	5	(212)	(212)
Issuance of common stock for employee stock purchase plan	15	—	526	—	—	—	—	—	526
Stock-based compensation	—	—	7,240	—	—	—	—	—	7,240
Foreign currency translation adjustments	—	—	—	—	—	(255)	—	—	(255)
Net income	—	—	—	—	54,190	—	—	—	54,190
Balances at June 30, 2024	35,574	$705	$852,406	$—	$(239,054)	$(3,908)	1,470	$(21,828)	$588,321

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(45,390)	$35,902
Net income from discontinued operations	(197)	(79,855)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	24,297	16,127
Accretion of debt in interest expense, net	1,167	1,025
Accretion of discount on held to maturity investments in interest expense, net	—	265
Current expected credit losses	2,649	1,553
Provision for obsolete inventory	(392)	684
Stock-based compensation	15,068	10,696
Loss on debt extinguishment	5,791	—
Adjustment to contingent consideration liability	—	(600)
Deferred income tax	877	(7,037)
Changes in operating assets and liabilities:
Accounts receivable	(14,520)	(7,963)
Inventories	(4,867)	(2,672)
Other current assets	(1,633)	(541)
Other assets	433	(125)
Accounts payable	3,398	4,657
Accrued salaries and benefits	(4,313)	(466)
Accrued expenses	(7,952)	(2,975)
Customer deposits and deferred service revenue	(2,448)	(4,017)
Customers payable	4,242	2,634
Other long-term liabilities	(8)	(327)
Cash used in operating activities - continuing operations	(23,798)	(33,035)
Cash used in operating activities - discontinued operations	—	(4,387)
Net cash used in operating activities	(23,798)	(37,422)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(4,323)	(166,292)
Capital expenditures	(1,195)	(407)
Capitalization of software costs	(2,372)	(2,668)
Proceeds from sale of held to maturity investments	—	37,753
Purchases of held to maturity investments	—	(28,351)
Cash used in investing activities - continuing operations	(7,890)	(159,965)
Cash provided by investing activities - discontinued operations	197	87,051
Net cash used in investing activities	(7,693)	(72,914)
Cash flows from financing activities:
Repayments of long-term debt	(93,600)	—
Proceeds from private placement of common stock, net of issuance costs	—	194,490
Proceeds from debt issuance, net of original issue discount	111,136	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(7,043)	(5,050)
Proceeds from employee stock purchase plan	628	526
Proceeds from exercise of stock options	320	1,537
Net cash provided by financing activities	11,441	191,503

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Effect of exchange rate changes on cash and cash equivalents	1,297	(132)
Net (decrease) increase in cash and cash equivalents and cash held on behalf of customers	(18,753)	81,035
Cash and cash equivalents and cash held on behalf of customers at beginning of period	121,545	47,539
Cash and cash equivalents and cash held on behalf of customers at end of period	$102,792	$128,574

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$85,122	$115,770
Cash held on behalf of customers	17,670	12,804
Total cash and cash equivalents and cash held on behalf of customers	$102,792	$128,574

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,275	$3,713
Cash paid for income taxes	4,549	792
Capitalized software recorded in accounts payable	25	35
Capital expenditures in accounts payable	133	88
Common stock issued for acquisition	108,182	19,170

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Business

The Company, through its consolidated subsidiaries, operates in one segment, Restaurant/Retail. Refer to "Note 12 - Segment and Related Information" for further detail on our segment. The Restaurant/Retail segment provides leading omnichannel cloud-based software and hardware solutions to the restaurant and retail industries.

Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other foodservice outlets with operational efficiencies through a data-driven network with integration capabilities from front- and back-of-house to customer fulfillment. Our subscription services are grouped into two product lines: Engagement Cloud, which includes PAR Engagement — a unified suite that combines Punchh and PAR Ordering solutions — for customer loyalty, engagement, and omnichannel digital ordering and delivery; Plexure, for international customer loyalty and engagement; and PAR Retail (including GoSkip), which provides customer loyalty and engagement solutions for convenience and fuel retailers; and Operator Cloud, which includes PAR POS and TASK for front-of-house, PAR Pay for payments, and PAR OPS — a suite of back-of-house solutions that combines Delaget and Data Central product offerings. The accompanying condensed consolidated financial statements include the Company's accounts and those of its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

The results of operations of the Company's Government segment are reported as discontinued operations in the condensed consolidated statements of operations for all periods presented. All results and information in the condensed consolidated financial statements are presented as continuing operations and exclude the Government segment unless otherwise noted specifically as discontinued operations.

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

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents
Cash	$82,961	$105,956
Money market funds	2,161	2,161
Cash held on behalf of customers	17,670	13,428
Total cash and cash equivalents and cash held on behalf of customers	$102,792	$121,545

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2025. The Company did not experience losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Short-Term Investments

The carrying value of investment securities consist of the following:

(in thousands)	June 30, 2025	December 31, 2024
Short-term investments
Short-term deposits	$567	$524
Total short-term investments	$567	$524

The Company did not have any material gains or losses on these securities during the six months ended June 30, 2025. The estimated fair value of these securities approximated their carrying value as of June 30, 2025 and December 31, 2024.

Other Assets

Other assets include deferred implementation costs of $6.6 million and $7.3 million and deferred commissions of $4.1 million and $3.3 million at June 30, 2025 and December 31, 2024, respectively.

The following table summarizes amortization expense for deferred implementation costs and deferred commissions:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization of deferred implementation costs	$1,233	$1,549	$2,604	$3,044
Amortization of deferred commissions	480	411	920	804

Other Long-Term Liabilities

Other long-term liabilities include deferred tax liabilities of $21.6 million and $18.7 million at June 30, 2025 and December 31, 2024, respectively.

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2025 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition

Deferred Revenue

Deferred revenue is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Current	$22,572	$23,166
Non-current	1,259	1,529
Total	$23,831	$24,695

Most performance obligations greater than one year relate to service and support contracts that the Company expects to fulfill within 36 months. The Company expects to fulfill 100% of service and support contracts within 60 months.

The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2025	2024
Beginning balance - January 1	$24,695	$11,454
Acquired deferred revenue (refer to "Note 3 - Acquisitions")	809	7,680
Recognition of deferred revenue	(83,892)	(42,052)
Deferral of revenue	80,348	38,333
Impact of foreign currency translation on deferred revenue	1,871	—
Ending balance - June 30	$23,831	$15,415
The above tables exclude customer deposits of $1.9 million and $1.8 million as of the six months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $6.3 million and $2.1 million. During the six months ended June 30, 2025 and 2024, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $17.8 million and $4.9 million.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by contract terms and economic factors.

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(in thousands)	Point in time	Over time	Point in time	Over time
Subscription service	$—	$71,903	$—	$44,872
Hardware	26,864	—	20,116	—
Professional service	4,106	9,531	4,914	8,248
Total	$30,970	$81,434	$25,030	$53,120

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(in thousands)	Point in time	Over time	Point in time	Over time
Subscription service	$—	$140,313	$—	$83,251
Hardware	48,707	—	38,342	—
Professional service	8,269	18,974	10,641	15,989
Total	$56,976	$159,287	$48,983	$99,240

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

The Company incurred acquisition and integration expenses related to the Delaget Acquisition of approximately $0.8 million which are included in general and administrative expense in the condensed consolidated statements of operations.

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

During the three months ended June 30, 2025, preliminary fair values of assets and liabilities as of the Delaget Closing Date were adjusted to reflect net working capital adjustments, including changes to property and equipment, accrued expenses, and goodwill. During the six months ended June 30, 2025, adjustments also included a change to accounts receivable.

The following table presents management's current purchase price allocation and initial purchase price allocation:

(in thousands)	Current purchase price allocation	Initial purchase price allocation
Cash	$1,087	$1,087
Accounts receivable	979	1,117
Property and equipment	—	80
Lease right-of-use assets	1,380	1,380
Developed technology	11,500	11,500
Customer relationships	14,000	14,000
Non-competition agreements	3,700	3,700
Indemnification assets	2,338	2,338
Prepaid and other acquired assets	200	200
Goodwill	98,264	97,017
Total assets	133,448	132,419
Accounts payable	295	295
Accrued expenses	2,184	1,155
Lease right-of-use liabilities	1,359	1,359
Deferred revenue	893	893
Indemnification liabilities	2,338	2,338
Deferred taxes	1,312	1,312
Consideration paid	$125,067	$125,067

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

TASK Group Holdings Limited ("TASK Group") Acquisition

On July 18, 2024 (New York Time), July 19, 2024 (Sydney Time) (the "TASK Closing Date"), the Company completed its acquisition of TASK Group, pursuant to a court-approved scheme of arrangement. On the TASK Closing Date, the Company paid TASK Group's shareholders approximately $131.5 million in cash consideration and issued 2,163,393 shares of common stock at a price of $52.70 per share of Company common stock, for a total purchase consideration of $245.5 million. The Company acquired TASK Group to expand its footprint in the international foodservice vertical with TASK Group's Australia-based global foodservice transaction platform that offers international unified commerce solutions and loyalty and engagement solutions.

The Company incurred acquisition and integration expenses related to the TASK Group Acquisition of approximately $0.3 million which are included in general and administrative expense in the condensed consolidated statements of operations.

The TASK Group Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed were accounted for at their preliminarily determined respective fair values as of the TASK Closing Date. The fair value determinations were based on management's estimates and assumptions, with the assistance of independent valuation and tax consultants. During the quarter ended June 30, 2025, fair values of assets and liabilities as of the TASK Closing Date were finalized.

The following table presents management's final purchase price allocation and initial purchase price allocation:

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

Intangible Assets

The Company identified three acquired intangible assets in the TASK Group Acquisition: developed technology; customer relationships; and trade names, split across the TASK and Plexure product lines. The fair value of developed technology was determined utilizing the relief from royalty approach. The Company applied a seven-year economic life, a fair and reasonable royalty rate of 20.0%, and a discount rate of 12.5% in determining the Plexure developed technology and a seven-year economic life, a fair and reasonable royalty rate of 12.0%, and a discount rate of 14.0% in determining the TASK developed technology intangible fair values. The fair value of the customer relationship intangible asset was determined utilizing the multi-period excess earnings method. The Company applied a 10.0% estimated annual attrition rate and a discount rate of 14.0% for the TASK customer relationships and applied a 95.0% probability of renewal factor and a discount rate of 12.5% for the Plexure customer relationships intangible fair values. The fair value of the trade names intangible was determined utilizing the relief from royalty approach. The Company applied a fair and reasonable royalty rate of 0.5% and a discount rate of 12.5% for the Plexure trade name and a fair and reasonable royalty rate of 1.0% and a discount rate of 14.0% in determining the TASK trade name intangible fair values. The estimated useful life of each of the foregoing identifiable intangible assets was determined to be: seven years for developed technology; thirteen years for customer relationships; and eight years for the trade names.

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

Pro Forma Financial Information - unaudited

For the three and six months ended June 30, 2024, the acquisition of Stuzo Blocker, Inc., Stuzo Holdings, LLC and their subsidiaries (the "Stuzo Acquisition") resulted in additional revenues of $10.1 million and $12.7 million, respectively, and income before income taxes of $1.4 million and $1.8 million, respectively. The Company did not have any revenue or income from the TASK Group Acquisition or the Delaget Acquisition for the three or six months ended June 30, 2024.

The following table summarizes the Company's unaudited pro forma results of operations for the three and six months ended June 30, 2024 as if the Stuzo Acquisition, TASK Group Acquisition, and Delaget Acquisition had occurred on January 1, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2024	2024
Total revenue	$94,188	$187,545
Net loss from continuing operations	(27,881)	(53,477)

The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. These unaudited pro forma results include certain adjustments, primarily due to increases in amortization expense due to the fair value adjustments of intangible assets, acquisition related costs and the impact of income taxes on the pro forma adjustments. $1.2 million of acquisition costs have been reflected in the 2024 pro forma results.

Note 4 — Discontinued Operations

The following table presents the major categories of income from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contract revenue	$—	$31,116	$—	$66,540
Contract cost of sales	—	(28,185)	—	(60,218)
Operating income from discontinued operations	—	2,931	—	6,322
General and administrative expense	—	449	—	(870)
Other expense, net	—	(6)	—	—
Gain on sale of discontinued operations	—	76,754	197	76,754
Income from discontinued operations before taxes	—	80,128	197	82,206
Provision for income taxes	—	(2,351)	—	(2,351)
Net income from discontinued operations	$—	$77,777	$197	$79,855

The following table presents select non-cash operating and investing activities related to cash flows from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization	$—	$84	$—	$200
Capital expenditures	—	106	—	233
Stock-based compensation	—	906	—	954

Note 5 — Accounts Receivable, net

At June 30, 2025 and December 31, 2024, the Company had current expected credit losses of $4.7 million and $3.4 million, respectively, against accounts receivable.

Changes in the current expected credit loss for the six months ended June 30 were:

(in thousands)	2025	2024
Beginning Balance - January 1	$3,392	$1,949
Provisions	2,649	1,553
Write-offs	(1,329)	(707)
Ending Balance - June 30	$4,712	$2,795

Note 6 — Inventories, net

The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Finished goods	$17,999	$13,696
Work in process	175	208
Component parts	8,686	7,450
Service parts	574	507
Inventories, net	$27,434	$21,861

At June 30, 2025 and December 31, 2024, the Company had excess and obsolescence reserves of $8.4 million and $8.8 million, respectively, against inventories.
Note 7 — Identifiable Intangible Assets and Goodwill

The components of identifiable intangible assets are:

(in thousands)	June 30, 2025	December 31, 2024	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$183,840	$181,600	3 - 7 years	4.00 years
Internally developed software costs	44,473	42,353	3 years	2.67 years
Customer relationships	119,046	115,910	5 - 15 years	8.72 years
Trade names	3,210	3,210	2 - 8 years	7.08 years
Non-competition agreements	7,230	7,230	1 - 5 years	3.75 years
	357,799	350,303
Impact of currency translation on intangible assets	2,612	(5,557)
Less: accumulated amortization	(143,732)	(119,900)
	216,679	224,846
Internally developed software costs not meeting general release threshold	1,566	1,287
Trademarks, trade names (non-amortizable)	11,200	11,200	Indefinite
	$229,445	$237,333

Software costs placed into service during the three months ended June 30, 2025 and 2024 were $0.3 million and $1.5 million, respectively. Software costs placed into service during the six months ended June 30, 2025 and 2024, were $2.1 million and $1.9 million, respectively.

The following table summarizes amortization expense for acquired developed technology and internally developed software:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization of acquired developed technology	$6,351	$4,717	$12,560	$8,968
Amortization of internally developed software	1,527	1,192	2,957	2,423
Amortization of identifiable intangible assets recorded in cost of sales	$7,878	$5,909	$15,517	$11,391
Amortization expense recorded in operating expenses	$3,394	$1,946	$6,653	$2,878
Impact of foreign currency translation on intangible assets	$929	$(29)	$1,662	$611

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold is:

(in thousands)
2025, remaining	$22,316
2026	43,048
2027	38,561
2028	26,701
2029	19,582
Thereafter	66,471
Total	$216,679

Goodwill carried is as follows:

(in thousands)	2025	2024
Beginning balance - January 1	$887,459	$488,918
Stuzo Acquisition	—	137,008
Foreign currency translation	17,655	(2,051)
Delaget Acquisition ASC 805 measurement period adjustment	1,247	—
Ending balance - June 30	$906,361	$623,875
Note 8 — Debt

On January 24, 2025, the Company completed a private offering of $115.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2030 ("the 2030 Notes"), which amount includes $15.0 million aggregate principal amount of 2030 Notes issued pursuant to the initial purchaser’s full exercise of its option to purchase additional 2030 Notes. The 2030 Notes were issued pursuant to an indenture, dated January 24, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes pay interest at a rate equal to 1.00% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2025. Interest accrues on the 2030 Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from January 24, 2025. Unless earlier converted, redeemed, or repurchased, the 2030 Notes mature on January 15, 2030. The 2030 Notes are convertible into Company common stock at an initial conversion rate of 10.3089 shares per $1,000 principal amount. The Company incurred debt issuance costs of $3.9 million related to the offering of the 2030 Notes.

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

The following table summarizes information about the net carrying amounts of long-term debt as of June 30, 2025:

(in thousands)	2026 Notes	2027 Notes	2030 Notes	Total
Principal amount of notes outstanding	$20,000	$265,000	$115,000	$400,000
Unamortized debt issuance cost	(113)	(3,511)	(3,528)	(7,152)
Total notes payable	$19,887	$261,489	$111,472	$392,848

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2024:

(in thousands)	2026 Notes	2027 Notes	Credit Facility	Total
Principal amount of notes outstanding	$20,000	$265,000	$90,000	$375,000
Unamortized debt issuance cost	(178)	(4,210)	(1,066)	(5,454)
Unamortized discount	—	—	(1,191)	(1,191)
Total notes payable	$19,822	$260,790	$87,743	$368,355

The following table summarizes interest expense recognized on the long-term debt:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$1,428	$1,856	$3,488	$3,712
Amortization of debt issuance costs	578	517	1,132	1,025
Amortization of discount	—	—	35	—
Total interest expense	$2,006	$2,373	$4,655	$4,737

The following table summarizes the future principal payments as of June 30, 2025:

(in thousands)
2025, remaining	$—
2026	20,000
2027	265,000
2028	—
2029	—
Thereafter	115,000
Total	$400,000
Note 9 — Stock-Based Compensation

Stock-based compensation expense, net of forfeitures and adjustments of $0.1 million and $(0.4) million for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$354	$275	$644	$448
General and administrative	6,119	4,929	11,783	8,256
Sales and marketing	354	293	680	558
Research and development	1,060	789	1,961	1,434
Total	$7,887	$6,286	$15,068	$10,696

At June 30, 2025, the aggregate unrecognized compensation expense related to unvested equity awards was $59.6 million, which is expected to be recognized as compensation expense in fiscal years 2025 through 2028.

A summary of stock option activity for the six months ended June 30, 2025 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2025	714	$13.36
Exercised	(19)	16.23
Canceled/forfeited	(1)	24.87
Outstanding at June 30, 2025	694	$13.28

A summary of unvested restricted stock units activity for the six months ended June 30, 2025 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2025	1,122	$47.21
Granted	507	69.24
Vested	(447)	42.32
Canceled/forfeited	(46)	49.28
Outstanding at June 30, 2025	1,136	$60.28

A total of 330,000 shares of Company common stock were made available for purchase under the Company's 2021 Employee Stock Purchase Plan ("ESPP"), subject to adjustment as provided for in the ESPP. As of June 30, 2025, 39,596 shares of common stock were purchased under the ESPP since inception, including 11,273 shares purchased under the ESPP during the three months ended June 30, 2025.

Note 10 — Net (Loss) Income Per Share

Net (loss) income per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. As of June 30, 2025, there were 694,000 anti-dilutive stock options outstanding compared to 767,000 as of June 30, 2024. As of June 30, 2025, there were 1,136,000 anti-dilutive restricted stock units outstanding compared to 883,000 as of June 30, 2024. As of June 30, 2025, there were 616,712 anti-dilutive shares issuable upon conversion of the 2026 Notes.
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

The following table presents revenues and significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total revenues, net	$112,404	$78,150	$216,263	$148,223
Less:
Subscription service cost of sales(1)	24,138	15,074	45,316	28,212
Hardware cost of sales(1)	19,447	15,415	35,832	29,464
Professional service cost of sales(1)	9,571	9,373	19,573	20,492
Sales and marketing(1)	11,918	9,517	23,374	20,168
General and administrative(1)	23,938	18,002	45,479	35,668
Research and development(1)	19,836	15,411	38,665	30,496
Depreciation and amortization	9,021	6,888	17,644	13,249
Stock-based compensation	7,887	6,286	15,068	10,696
Transaction costs	561	1,573	1,716	4,978
Amortization of identifiable intangible assets	3,394	1,946	6,653	2,878
Other segment items(2)	—	(600)	—	(600)
Operating loss	$(17,307)	$(20,735)	$(33,057)	$(47,478)
Other segment items(3)	(3,733)	74,925	(12,333)	83,380
Net (loss) income	$(21,040)	$54,190	$(45,390)	$35,902

(1) These amounts exclude stock-based compensation expense, depreciation and amortization expense, and transaction costs, which are presented separately as additional significant segment expenses.
(2) Other segment items include adjustment to contingent consideration liability. See the condensed consolidated statements of operations for additional information on this amount.
(3) Other segment items include other expense, net; loss on extinguishment of debt; interest expense, net; (provision for) benefit from income taxes; and net income from discontinued operations. See the condensed consolidated statements of operations for additional information on these amounts.

The following table represents revenues by country based on the location of the revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$92,852	$73,181	$180,387	$137,714
International	19,552	4,969	35,876	10,509
Total	$112,404	$78,150	$216,263	$148,223

The following table represents assets by country based on the location of the assets:

(in thousands)	June 30, 2025	December 31, 2024
United States	$604,030	$599,945
International	787,710	780,782
Total	$1,391,740	$1,380,727

Customers accounting for 10% or more of the Company’s total revenues are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
McDonald’s Corporation	18%	11%	18%	10%
Yum! Brands, Inc.	9%	10%	9%	11%
All Others	73%	79%	73%	79%
Total	100%	100%	100%	100%

No other customer within "All Others" accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2025 or 2024.
Note 13 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, and debt instruments. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of June 30, 2025 and December 31, 2024 were considered representative of their fair values because of their short-term nature and are classified as Level 1 of the fair value hierarchy. Debt instruments are recorded at principal amount net of unamortized debt issuance cost and discount (refer to "Note 8 - Debt" for additional information). The estimated fair value of the 2.875% Convertible Senior Notes due 2026 (the "2026 Notes"), the 1.50% Convertible Senior Notes due 2027 (the "2027 Notes"), and the 2030 Notes (together with the 2026 Notes and the 2027 Notes, the "Senior Notes") at June 30, 2025 was $33.0 million, $305.9 million, and $114.6 million, respectively. The estimated fair value of the 2026 Notes, 2027 Notes, and Credit Facility at December 31, 2024 was $34.5 million, $305.7 million, and $87.7 million, respectively. As the Credit Facility had a variable interest rate and no equity component, the book value of the Credit Facility is equal to the fair value. The valuation techniques used to determine the fair value of the Company's long-term debt are classified in Level 2 of the fair value hierarchy as they are derived from broker quotations.

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

During the three months ended June 30, 2024, the Company determined that the requirement for the earn-out payment related to the MENU Acquisition would not be met. As such, the Company wrote off the remaining fair value of the earn-out liability.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2024:

(in thousands)	2024
Balance at January 1	$600
Change in fair value of contingent consideration	(600)
Balance at June 30	$—

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
OVERVIEW

Q2 2025 Operating Performance Highlights

Organic - Year-over-year growth of 16.1%	Total - Year-over-year growth of 49.2%

GAAP - Year-over-year improvement of 220 basis points (bps)

Non-GAAP - Consistent year-over-year

Net Loss from Cont. Ops. Year-over-year decrease of $2.5 million

Adjusted EBITDA Year-over-year improvement of $9.9 million

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including annual recurring revenue ("ARR"), non-GAAP subscription service gross margin percentage, and adjusted EBITDA. We use these key performance indicators and non-GAAP financial measures to evaluate our performance.

Macroeconomic Environment

The tariff environment is complex and evolving. Beginning in the second quarter of 2025, the U.S. government implemented a series of significant new tariffs, including on imports from several countries where we source certain components and hardware products. Other countries have responded with retaliatory actions or plans for retaliatory actions. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. These actions have introduced increased uncertainty into global trade policies and supply chains. We continue to monitor macroeconomic trends and uncertainties in light of continuing changes to global tariff policies, which may have adverse effects on our hardware revenue and hardware gross margin. As a result of these events, we anticipate increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. We are continuing to evaluate and implement mitigating actions, including potential supply chain resiliency movements and cost or pricing measures, if needed, as the tariff environment evolves.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act contains changes to U.S. federal tax law that may require further clarification and the issuance of interpretive guidance. The effects of the Act are not reflected in the financial statements and the notes thereto included under "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report because it was enacted after June 30, 2025. However, we are currently evaluating the impact of the Act on our consolidated financial statements.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Revenues, net:
Subscription service	$71,903	$44,872	64.0%	57.4%	60.2%
Hardware	26,864	20,116	23.9%	25.7%	33.5%
Professional service	13,637	13,162	12.1%	16.8%	3.6%
Total revenues, net	$112,404	$78,150	100.0%	100.0%	43.8%

Gross margin:
Subscription service	$39,759	$23,831	35.4%	30.5%	66.8%
Hardware	7,324	4,577	6.5%	5.9%	60.0%
Professional service	3,909	3,620	3.5%	4.6%	8.0%
Total gross margin	$50,992	$32,028	45.4%	41.0%	59.2%

Operating expenses:
Sales and marketing	$12,274	$9,811	10.9%	12.6%	25.1%
General and administrative	31,697	25,369	28.2%	32.5%	24.9%
Research and development	20,934	16,237	18.6%	20.8%	28.9%
Amortization of identifiable intangible assets	3,394	1,946	3.0%	2.5%	74.4%
Adjustment to contingent consideration liability	—	(600)	—%	(0.8)%	(100.0)%
Total operating expenses	$68,299	$52,763	60.8%	67.5%	29.4%

Operating loss	$(17,307)	$(20,735)	(15.4)%	(26.5)%	(16.5)%
Other expense, net	(1,381)	(610)	(1.2)%	(0.8)%	126.4%
Interest expense, net	(1,408)	(1,630)	(1.3)%	(2.1)%	(13.6)%
Loss from continuing operations before income taxes	(20,096)	(22,975)	(17.9)%	(29.4)%	(12.5)%
Provision for income taxes	(944)	(612)	(0.8)%	(0.8)%	54.2%
Net loss from continuing operations	$(21,040)	$(23,587)	(18.7)%	(30.2)%	(10.8)%
Net income from discontinued operations	—	77,777	—%	99.5%	(100.0)%
Net (loss) income	$(21,040)	$54,190	(18.7)%	69.3%	(138.8)%

Consolidated Results (continued):

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Revenues, net:
Subscription service	$140,313	$83,251	64.9%	56.2%	68.5%
Hardware	48,707	38,342	22.5%	25.9%	27.0%
Professional service	27,243	26,630	12.6%	18.0%	2.3%
Total revenues, net	$216,263	$148,223	100.0%	100.0%	45.9%

Gross margin:
Subscription service	$79,269	$43,616	36.7%	29.4%	81.7%
Hardware	12,699	8,633	5.9%	5.8%	47.1%
Professional service	7,366	5,837	3.4%	3.9%	26.2%
Total gross margin	$99,334	$58,086	45.9%	39.2%	71.0%

Operating expenses:
Sales and marketing	$24,056	$20,737	11.1%	14.0%	16.0%
General and administrative	60,981	50,544	28.2%	34.1%	20.6%
Research and development	40,701	32,005	18.8%	21.6%	27.2%
Amortization of identifiable intangible assets	6,653	2,878	3.1%	1.9%	131.2%
Adjustment to contingent consideration liability	—	(600)	—%	(0.4)%	(100.0)%
Total operating expenses	$132,391	$105,564	61.2%	71.2%	25.4%

Operating loss	$(33,057)	$(47,478)	(15.3)%	(32.0)%	(30.4)%
Other expense, net	(1,472)	(310)	(0.7)%	(0.2)%	> 200%
Interest expense, net	(3,042)	(3,338)	(1.4)%	(2.3)%	(8.9)%
Loss on extinguishment of debt	(5,791)	—	(2.7)%	—%	—%
Loss from continuing operations before income taxes	(43,362)	(51,126)	(20.1)%	(34.5)%	(15.2)%
(Provision for) benefit from income taxes	(2,225)	7,173	(1.0)%	4.8%	(131.0)%
Net loss from continuing operations	$(45,587)	$(43,953)	(21.1)%	(29.7)%	3.7%
Net income from discontinued operations	197	79,855	0.1%	53.9%	(99.8)%
Net (loss) income	$(45,390)	$35,902	(21.0)%	24.2%	(226.4)%

Revenues, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Subscription service	$71,903	$44,872	64.0%	57.4%	60.2%
Hardware	26,864	20,116	23.9%	25.7%	33.5%
Professional service	13,637	13,162	12.1%	16.8%	3.6%
Total revenues, net	$112,404	$78,150	100.0%	100.0%	43.8%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Total revenues were $112.4 million for the three months ended June 30, 2025, an increase of $34.3 million or 43.8% compared to $78.2 million for the three months ended June 30, 2024.

Subscription service revenues were $71.9 million for the three months ended June 30, 2025, an increase of $27.0 million or 60.2% compared to $44.9 million for the three months ended June 30, 2024. The increase was substantially driven by increased Engagement Cloud subscription service revenues of $18.9 million, of which $11.7 million was attributable to inorganic revenue growth contributed by the Plexure product line and customer contracts acquired in the GoSkip Asset Acquisition (now integrated into the PAR Retail product line). The residual increase of $7.2 million from Engagement Cloud subscription service revenues was driven by 13.3% organic growth in active sites. Operator Cloud subscription service revenues increased $8.2 million, of which $5.8 million was attributable to inorganic revenue growth contributed by the TASK and Delaget product lines. The residual increase of $2.4 million from Operator Cloud subscription services was driven by 9.8% organic growth in active sites.

Hardware revenues were $26.9 million for the three months ended June 30, 2025, an increase of $6.7 million or 33.5% compared to $20.1 million for the three months ended June 30, 2024. The increase was primarily driven by increased revenues from sales of terminals of $3.4 million, kitchen display systems of $1.3 million, kiosks of $0.8 million, and an increase in international sales of $1.1 million. These increases were driven by both price increases and increased sales volume, the timing of tier one enterprise customer hardware refresh cycles, and the timing of onboarding of Operator Cloud customers buying hardware. Hardware revenues will continue to be affected by the timing of the aforementioned drivers.

Professional service revenues were $13.6 million for the three months ended June 30, 2025, which remained relatively unchanged from $13.2 million for the three months ended June 30, 2024.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Subscription service	$140,313	$83,251	64.9%	56.2%	68.5%
Hardware	48,707	38,342	22.5%	25.9%	27.0%
Professional service	27,243	26,630	12.6%	18.0%	2.3%
Total revenues, net	$216,263	$148,223	100.0%	100.0%	45.9%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Total revenues were $216.3 million for the six months ended June 30, 2025, an increase of $68.0 million or 45.9% compared to $148.2 million for the six months ended June 30, 2024.

Subscription service revenues were $140.3 million for the six months ended June 30, 2025, an increase of $57.1 million or 68.5% compared to $83.3 million for the six months ended June 30, 2024. The increase was substantially driven by increased Engagement Cloud subscription service revenues of $39.7 million, of which $28.3 million was attributable to inorganic revenue growth contributed by the Plexure product line, the GoSkip Asset Acquisition, and the inclusion of approximately two additional months of revenue from the existing PAR Retail business in the current period. The residual increase of $11.4 million from Engagement Cloud subscription services was driven by 14.4% organic growth in active sites. Operator Cloud subscription service revenues increased $17.4 million, of which $12.0 million was attributable to inorganic revenue growth contributed by the TASK and Delaget product lines. The residual increase of $5.4 million from Operator Cloud subscription services was driven by 11.2% organic growth in active sites.

Hardware revenues were $48.7 million for the six months ended June 30, 2025, an increase of $10.4 million or 27.0% compared to $38.3 million for the six months ended June 30, 2024. The increase was primarily driven by increased revenues from sales of terminals of $5.0 million, kitchen display systems of $1.7 million, peripherals (scanners, printers, and components) of $1.1 million, and an increase in international sales of $1.3 million. These increases were substantially driven by price increases, the timing of tier one enterprise customer hardware refresh cycles, and the timing of onboarding of Operator Cloud customers buying hardware. Hardware revenues will continue to be affected by the timing the aforementioned drivers.

Professional service revenues were $27.2 million for the six months ended June 30, 2025, which remained relatively unchanged from $26.6 million for the six months ended June 30, 2024.

Gross Margin

	Three Months Ended June 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Subscription service	$39,759	$23,831	55.3%	53.1%	220	bps
Hardware	7,324	4,577	27.3%	22.8%	450	bps
Professional service	3,909	3,620	28.7%	27.5%	120	bps
Total gross margin	$50,992	$32,028	45.4%	41.0%	440	bps

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Total gross margin as a percentage of total revenue for the three months ended June 30, 2025, increased to 45.4% as compared to 41.0% for the three months ended June 30, 2024.

Subscription service gross margin as a percentage of subscription service revenue for the three months ended June 30, 2025, increased to 55.3% as compared to 53.1% for the three months ended June 30, 2024. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs, as well as improved gross margins stemming from post-acquisition operations of the Delaget product line.

Hardware gross margin as a percentage of hardware revenue for the three months ended June 30, 2025, increased to 27.3% as compared to 22.8% for the three months ended June 30, 2024. The increase was primarily driven by a more favorable product mix, with a higher proportion of higher-margin hardware sales in the current period, as well as a year-over-year reduction in compensation expense as we aligned our hardware-related workforce with organizational priorities.

Professional service gross margin as a percentage of professional service revenue for the three months ended June 30, 2025, increased to 28.7% as compared to 27.5% for the three months ended June 30, 2024. The increase was primarily driven by higher gross margins for field operations and hardware service repair, substantially driven by improved cost management and reductions in third-party spending.

	Six Months Ended June 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Subscription service	$79,269	$43,616	56.5%	52.4%	410	bps
Hardware	12,699	8,633	26.1%	22.5%	360	bps
Professional service	7,366	5,837	27.0%	21.9%	510	bps
Total gross margin	$99,334	$58,086	45.9%	39.2%	670	bps

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Total gross margin as a percentage of revenue for the six months ended June 30, 2025, increased to 45.9% as compared to 39.2% for the six months ended June 30, 2024.

Subscription service margin as a percentage of subscription service revenue for the six months ended June 30, 2025, increased to 56.5% as compared to 52.4% for the six months ended June 30, 2024. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs, as well as improved gross margins stemming from post-acquisition operations of the Delaget product line and the inclusion of approximately two additional months of PAR Retail product line results in the current period.

Hardware margin as a percentage of hardware revenue for the six months ended June 30, 2025, increased to 26.1% as compared to 22.5% for the six months ended June 30, 2024. The increase was primarily driven by a more favorable product mix, with a higher proportion of higher-margin hardware sales in the current period, as well as a year-over-year reduction in compensation expense as we aligned our hardware-related workforce with organizational priorities.

Professional service margin as a percentage of professional service revenue for the six months ended June 30, 2025, increased to 27.0% as compared to 21.9% for the six months ended June 30, 2024. The increase was primarily driven by higher gross margins for field operations and hardware service repair, substantially driven by improved cost management and reductions in third-party spending.

Sales and Marketing Expense ("S&M")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Sales and marketing	$12,274	$9,811	10.9%	12.6%	25.1%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

S&M expenses were $12.3 million for the three months ended June 30, 2025, an increase of $2.5 million or 25.1% compared to $9.8 million for the three months ended June 30, 2024. The increase was substantially driven by a $1.9 million increase in inorganic S&M expense, stemming from post-acquisition operations of TASK Group and the Delaget product line. Organic S&M expense increased by $0.6 million, primarily driven by a $0.3 million increase in commission expense, reflecting higher sales volume and continued expansion into multi-location enterprise accounts, and a $0.3 million increase in marketing event spend to support cross-sell initiatives across our combined customer base.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Sales and marketing	$24,056	$20,737	11.1%	14.0%	16.0%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

S&M expenses were $24.1 million for the six months ended June 30, 2025, an increase of $3.3 million or 16.0% compared to $20.7 million for the six months ended June 30, 2024. The increase was substantially driven by a $4.2 million increase in inorganic S&M expense, stemming from post-acquisition operations of TASK Group and the Delaget product line, as well as the inclusion of approximately two additional months of PAR Retail S&M expense in the current period. Organic S&M expense decreased by $0.9 million primarily driven by a decrease in compensation expense, reflecting continued realization of synergies in our sales and marketing model.

General and Administrative Expense ("G&A")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
General and administrative	$31,697	$25,369	28.2%	32.5%	24.9%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

G&A expenses were $31.7 million for the three months ended June 30, 2025, an increase of $6.3 million or 24.9% compared to $25.4 million for the three months ended June 30, 2024. The increase was substantially driven by a $4.8 million increase in inorganic G&A expense stemming from post-acquisition operations of TASK Group and the Delaget product line. Organic G&A expense increased $1.5 million, primarily driven by certain non-cash or non-recurring expenses consisting of a $1.3 million one-time litigation expense in the current period and a $0.9 million increase in stock-based compensation expense, partially offset by a $1.1 million decrease in costs related to transaction due diligence.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
General and administrative	$60,981	$50,544	28.2%	34.1%	20.6%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

G&A expenses were $61.0 million for the six months ended June 30, 2025, an increase of $10.4 million or 20.6% compared to $50.5 million for the six months ended June 30, 2024. The increase was driven by a $10.3 million increase in inorganic G&A expense stemming from post-acquisition operations of TASK Group and the Delaget product line, as well as the inclusion of approximately two additional months of PAR Retail G&A expense in the current period. Organic G&A expense was relatively flat year-over-year.

Research and Development Expenses ("R&D")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Research and development	$20,934	$16,237	18.6%	20.8%	28.9%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

R&D expenses were $20.9 million for the three months ended June 30, 2025, an increase of $4.7 million or 28.9% compared to $16.2 million for the three months ended June 30, 2024. The increase was substantially driven by a $2.6 million increase in inorganic R&D expense stemming from post-acquisition operations of TASK Group and the Delaget product line, as well as R&D expense resulting from the integration of assets acquired in the GoSkip Asset Acquisition. Organic R&D expense increased by $2.1 million primarily driven by higher outsourced development costs as we continue to work to improve and diversify our product and service offerings.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Research and development	$40,701	$32,005	18.8%	21.6%	27.2%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

R&D expenses were $40.7 million for the six months ended June 30, 2025, an increase of $8.7 million or 27.2% compared to $32.0 million for the six months ended June 30, 2024. The increase was substantially driven by a $6.4 million increase in inorganic R&D expense stemming from post-acquisition operations of TASK Group and the Delaget product line, R&D expense resulting from the integration of assets acquired in the GoSkip Asset Acquisition, and the inclusion of approximately two additional months of PAR Retail R&D expense in the current period. Organic R&D expense increased by $2.3 million primarily driven by higher outsourced development costs as we continue to work to improve and diversify our product and service offerings.

Other Operating Expenses

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Amortization of identifiable intangible assets	$3,394	$1,946	3.0%	2.5%	74.4%
Adjustment to contingent consideration liability	—	(600)	—%	(0.8)%	(100.0)%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Amortization of identifiable intangible assets was $3.4 million for the three months ended June 30, 2025, an increase of $1.4 million as compared to $1.9 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in amortizable intangible assets stemming from the TASK Group Acquisition, Delaget

Acquisition, and GoSkip Asset Acquisition.

Included in operating expenses for the three months ended June 30, 2024 was a $0.6 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition. There was no comparable adjustment to contingent consideration liability for the three months ended June 30, 2025.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Amortization of identifiable intangible assets	$6,653	$2,878	3.1%	1.9%	131.2%
Adjustment to contingent consideration liability	—	(600)	—%	(0.4)%	(100.0)%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Amortization of identifiable intangible assets was $6.7 million for the six months ended June 30, 2025, an increase of $3.8 million as compared to $2.9 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in amortizable intangible assets stemming from the Stuzo Acquisition, TASK Group Acquisition, Delaget Acquisition, and GoSkip Asset Acquisition.

Included in operating expenses for the six months ended June 30, 2024 was a $0.6 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition. There was no comparable adjustment to contingent consideration liability for the six months ended June 30, 2025.

Other Expense, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Other expense, net	$(1,381)	$(610)	(1.2)%	(0.8)%	126.4%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Other expense, net was $1.4 million for the three months ended June 30, 2025, an increase of $0.8 million compared to $0.6 million for the three months ended June 30, 2024. The increase was substantially driven by increases in foreign currency transaction losses and other miscellaneous expenses.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Other expense, net	$(1,472)	$(310)	(0.7)%	(0.2)%	> 200%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Other expense, net was $1.5 million for the six months ended June 30, 2025, an increase of $1.2 million compared to $0.3 million for the six months ended June 30, 2024. The increase was substantially driven by increases in foreign currency transaction losses and other miscellaneous expenses.

Interest Expense, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Interest expense, net	$(1,408)	$(1,630)	(1.3)%	(2.1)%	(13.6)%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Interest expense, net was $1.4 million for the three months ended June 30, 2025, which remained relatively unchanged from $1.6 million for the three months ended June 30, 2024.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Interest expense, net	$(3,042)	$(3,338)	(1.4)%	(2.3)%	(8.9)%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Interest expense, net was $3.0 million for the six months ended June 30, 2025, which remained relatively unchanged from $3.3 million for the six months ended June 30, 2024.

Loss on Extinguishment of Debt

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

There was no loss on extinguishment of debt for the three months ended June 30, 2025, or the three months ended June 30, 2024.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Loss on extinguishment of debt	$(5,791)	$—	(2.7)%	—%	—%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Loss on extinguishment of debt was $5.8 million for the six months ended June 30, 2025, related to early repayment of the Credit Facility. There was no comparable loss on extinguishment of debt for the six months ended June 30, 2024.

Taxes

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Provision for income taxes	$(944)	$(612)	(0.8)%	(0.8)%	54.2%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Provision for income taxes was $0.9 million for the three months ended June 30, 2025, a change of $0.3 million as compared to $0.6 million for the three months ended June 30, 2024. The change was primarily driven by an increase in foreign jurisdiction tax obligations.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
(Provision for) benefit from income taxes	$(2,225)	$7,173	(1.0)%	4.8%	(131.0)%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Provision for income taxes was $2.2 million for the six months ended June 30, 2025, a change of $9.4 million as compared to a benefit from income taxes of $7.2 million for the six months ended June 30, 2024. The change was primarily driven by the absence of a one-time benefit recorded in the prior year, resulting from a reduction in the valuation allowance related to deferred tax liabilities established in connection with the Stuzo Acquisition. The provision recorded during the six months ended June 30, 2025 primarily related to foreign and state income tax expense.

Net Income from Discontinued Operations

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Net income from discontinued operations	$—	$77,777	—%	99.5%	(100.0)%

For the three months ended June 30, 2025 compared to the three months ended June 30, 2024

During the three months ended June 30, 2024, a $76.8 million gain from the divestiture of PAR Government Systems Corporation ("PGSC") was recognized. The residual amount represents PGSC and Rome Research Corporation ("RRC") operating income, offset by a provision for income taxes relating to the gain from the divestiture of PGSC. There was no comparable net income from discontinued operations for the three months ended June 30, 2025.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Net income from discontinued operations	$197	$79,855	0.1%	53.9%	(99.8)%

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Net income from discontinued operations was $0.2 million for the six months ended June 30, 2025, a decrease of $79.7 million as compared to $79.9 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, a $76.8 million gain from the divestiture of PGSC was recognized. The residual amount represents PGSC and RRC operating income, offset by a provision for income taxes relating to the gain from the divestiture of PGSC. During the six months ended June 30, 2025, a $0.2 million gain from the divestiture of RRC was recognized as a result of a favorable net working capital settlement.

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

ARR is the annualized revenue from our subscription services, which includes subscription fees for our SaaS solutions and related support, managed platform development services, and transaction-based fees for payment processing services. We generally calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR is an operating measure, it does not reflect our revenue determined in accordance with GAAP, and ARR should be viewed independently of, and not combined with or substituted for, our revenue and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results. Our reported ARR is based on a constant currency, using the exchange rates established at the beginning of the year and consistently applied throughout the period and to comparative periods presented. The table below presents our ARR on a constant currency basis, calculated using the exchange rates set at the beginning of 2025. For acquisitions made during each period, the constant currency rate applied is the exchange rate at the date of each acquisition's closure. There was no impact on our ARR as of June 30, 2024 as a result of applying a constant currency as the exchange rate effects only began with the TASK Group Acquisition in July 2024.

Active sites represent locations active on our subscription services as of the last day of the respective reporting period. Our key performance indicators ARR and active sites are presented as two subscription service product lines:

•Engagement Cloud consisting of PAR Engagement (Punchh and PAR Ordering), PAR Retail (including GoSkip), and Plexure product offerings.
•Operator Cloud consisting of PAR POS, PAR Pay, PAR OPS (Data Central and Delaget), and TASK product offerings.

Annual Recurring Revenue

	As of June 30,		Increase (decrease)
(in thousands)	2025	2024	2025 vs 2024
Engagement Cloud:
Organic	$127,896	$107,933	18.5%
Inorganic*	39,569	—	—%
Total Engagement Cloud	167,465	107,933	55.2%

Operator Cloud:
Organic	95,297	84,235	13.1%
Inorganic**	23,897	—	—%
Total Operator Cloud	119,194	84,235	41.5%
Total	$286,659	$192,168	49.2%

*Inorganic Engagement Cloud ARR represents GoSkip and Plexure ARR only as of June 30, 2025.
**Inorganic Operator Cloud ARR represents TASK and Delaget ARR only as of June 30, 2025.

Active Sites

	As of June 30,		Increase (decrease)
(in thousands)	2025	2024	2025 vs 2024
Engagement Cloud:
Organic	105.3	94.6	11.3%
Inorganic*	13.8	—	—%
Total Engagement Cloud	119.1	94.6	25.9%

Operator Cloud:
Organic	30.0	27.7	8.2%
Inorganic**	27.4	—	—%
Total Operator Cloud	57.4	27.7	107.2%

*Inorganic Engagement Cloud active sites represents GoSkip and Plexure active sites only as of June 30, 2025.
**Inorganic Operator Cloud active sites represents TASK and Delaget active sites only as of June 30, 2025.

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
Adjusted EBITDA
Represents net (loss) income before income taxes, interest expense, and depreciation and amortization adjusted to exclude discontinued operations, stock-based compensation, contingent consideration, transaction costs, severance, litigation expense, loss on extinguishment of debt, and other expense, net.

Non-GAAP diluted net income (loss) per share
Represents net (loss) income per share excluding amortization of acquired intangible assets, non-recurring income taxes, non-cash interest, discontinued operations, stock-based compensation, contingent consideration, transaction costs, severance, litigation expense, loss on extinguishment of debt, and other expense, net.

We believe that adjusting our diluted net (loss) income per share to remove non-cash and non-recurring charges provides a useful perspective with respect to the Company's operating performance as well as comparisons to past and competitor operating results.

Non-GAAP Measure or Adjustment	Definition	Usefulness to management and investors
Stock-based compensation	Consists of non-cash charges related to our employee equity incentive plans.	We exclude stock-based compensation because management does not view these non-cash charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Contingent consideration	Adjustment reflects a non-cash reduction to the fair market value of the contingent consideration liability related to the MENU Acquisition.	We exclude changes to the fair market value of our contingent consideration liability because management does not view these non-cash, non-recurring charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Transaction costs	Adjustment reflects non-recurring professional fees incurred in transaction due diligence and integration, including costs incurred in the acquisitions of Stuzo, TASK Group, and Delaget.	We exclude professional fees incurred in corporate development because management does not view these non-recurring charges, which are inconsistent in size and are significantly impacted by the timing and valuation of our transactions, as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Severance	Adjustment reflects severance tied to non-recurring restructuring events included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense.	We exclude these non-recurring adjustments because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Litigation expense	Adjustment reflects non-recurring legal fees incurred in connection with certain litigation matters.
Loss on extinguishment of debt	Adjustment reflects loss on extinguishment of debt related to the early repayment of the Credit Facility.
Discontinued operations	Adjustment reflects income from discontinued operations related to the divestiture of our Government segment.
Other expense, net	Adjustment reflects foreign currency transaction gains and losses and other non-recurring income and expenses recorded in other expense, net in the accompanying statements of operations.
Non-recurring income taxes	Adjustment reflects a partial release of our deferred tax asset valuation allowance resulting from the Stuzo Acquisition.	We exclude these non-cash and non-recurring adjustments for purposes of calculating non-GAAP diluted net income (loss) per share because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Non-cash interest	Adjustment reflects non-cash amortization of issuance costs and discount related to the Company's long-term debt.
Acquired intangible assets amortization	Adjustment reflects amortization expense of acquired developed technology included within cost of sales and amortization expense of acquired intangible assets.

The tables below provide reconciliations between net (loss) income and adjusted EBITDA, diluted net (loss) income per share and non-GAAP diluted net income (loss) per share, and subscription service gross margin percentage and non-GAAP subscription service gross margin percentage. Amounts presented in the reconciliations and other tables presented herein may not sum due to rounding.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Net (Loss) Income to Adjusted EBITDA	2025	2024	2025	2024
Net (loss) income	$(21,040)	$54,190	$(45,390)	$35,902
Discontinued operations	—	(77,777)	(197)	(79,855)
Net loss from continuing operations	(21,040)	(23,587)	(45,587)	(43,953)
Provision for (benefit from) income taxes	944	612	2,225	(7,173)
Interest expense, net	1,408	1,630	3,042	3,338
Depreciation and amortization	12,415	8,834	24,297	16,127
Stock-based compensation	7,887	6,286	15,068	10,696
Contingent consideration	—	(600)	—	(600)
Transaction costs	561	1,573	1,716	4,978
Severance	638	294	710	1,728
Litigation expense	1,347	—	1,347	—
Loss on extinguishment of debt	—	—	5,791	—
Other expense, net	1,381	610	1,472	310
Adjusted EBITDA	$5,541	$(4,348)	$10,081	$(14,549)

(in thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation between GAAP and Non-GAAP Diluted Net Income (Loss) per share	2025	2024	2025	2024
Diluted net (loss) income per share	$(0.52)	$1.60	$(1.13)	$1.09
Discontinued operations	—	(2.29)	—	(2.42)
Diluted net loss per share from continuing operations	(0.52)	(0.69)	(1.13)	(1.33)
Non-recurring income taxes	—	0.01	—	(0.23)
Non-cash interest	0.01	0.02	0.03	0.03
Acquired intangible assets amortization	0.24	0.20	0.48	0.36
Stock-based compensation	0.19	0.18	0.37	0.32
Contingent consideration	—	(0.02)	—	(0.02)
Transaction costs	0.01	0.05	0.04	0.15
Severance	0.02	0.01	0.02	0.05
Litigation expense	0.03	—	0.03	—
Loss on extinguishment of debt	—	—	0.14	—
Other expense, net	0.03	0.02	0.04	0.01
Non-GAAP diluted net income (loss) per share	$0.03	$(0.23)	$0.02	$(0.66)

Diluted weighted average shares outstanding	40,520	34,015	40,348	32,935

(in thousands, except percentages)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation between GAAP and Non-GAAP Subscription Service Gross Margin Percentage	2025	2024	2025	2024
Subscription Service Gross Margin Percentage	55.3%	53.1%	56.5%	52.4%
Subscription Service Gross Margin	$39,759	$23,831	$79,269	$43,616
Depreciation and amortization	7,836	5,860	15,431	11,260
Stock-based compensation	172	94	299	126
Severance	—	—	—	54
Non-GAAP Subscription Service Gross Margin	$47,767	$29,785	$94,999	$55,056
Non-GAAP Subscription Service Gross Margin Percentage	66.4%	66.4%	67.7%	66.1%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents. As of June 30, 2025, we had cash and cash equivalents of $85.1 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds.

Cash used in operating activities was $23.8 million for the six months ended June 30, 2025, compared to $37.4 million for the six months ended June 30, 2024. The decrease in cash used in operating activities was primarily driven by improved profitability from our core operations.

Cash used in investing activities was $7.7 million for the six months ended June 30, 2025 compared to $72.9 million for the six months ended June 30, 2024. Cash used in investing activities during the six months ended June 30, 2025 included $4.3 million of cash consideration paid in connection with the GoSkip Asset Acquisition and capital expenditures of $2.4 million for developed technology costs associated with our software platforms, partially offset by $0.2 million of cash consideration received in connection with the divestiture of RRC. The greater amount of cash used in investing activities during the six months ended June 30, 2024 was largely driven by the Stuzo Acquisition during that period, which was partially offset by $87.1 million of cash consideration received in connection with the divestiture of PGSC and $9.4 million of proceeds from net sales of short-term held-to-maturity investments.

Cash provided by financing activities was $11.4 million for the six months ended June 30, 2025, compared to $191.5 million for the six months ended June 30, 2024. Cash provided by financing activities during the six months ended June 30, 2025 primarily consisted of the net proceeds from the sale of the 2030 Notes of $111.1 million (net of issuance costs), partially offset by the repayment in full of $90 million principal amount outstanding under the Credit Facility plus accrued interest and prepayment premium. Cash provided by financing activities during the six months ended June 30, 2024 primarily consisted of a private placement of common stock of $194.5 million (net of issuance costs). We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $72.1 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $43.3 million, interest payments of $6.4 million and principal payments of $20.0 million related to long-term debt, and facility lease obligations of $2.4 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

Our non-current contractual obligations are $419.3 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $21.0 million, interest payments of $12.0 million and principal payments of $380.0 million related to long-term debt, and facility leases of $6.3 million. Refer to “Note 8 – Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report for additional information. We expect to fund such commitments with cash provided by operating activities, our sources of liquidity, and if necessary, equity, equity-linked, or debt financing arrangements.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the New Zealand dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee, the Japanese Yen, the Polish Zloty, and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net (loss) income as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of June 30, 2025, the impact of foreign currency exchange rate changes on our revenues and net (loss) income was not material. Additionally, as of June 30, 2025, we estimated that a 10 percent change in exchange rates against the U.S. dollar would not have a material impact on earnings, cash flows, or fair values over a one-year period, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

As of June 30, 2025, we had $20.0 million, $265.0 million, and $115.0 million in aggregate principal amount outstanding on the 2026 Notes, the 2027 Notes, and the 2030 Notes, respectively.

We carry the Senior Notes at face value less unamortized debt issuance costs and discount on the condensed consolidated balance sheets. The fair value of the Senior Notes are subject to interest rate risk, market risk and other factors due to their conversion features. In particular, the fair value of the Senior Notes changes when interest rates change or the market price of our stock fluctuates, with the fair value of the Senior Notes generally increasing as our stock price increases and generally decreasing as our stock price declines. Despite the effects of interest rate and market value changes on the Senior Notes’ fair value, we have no financial statement risk associated with changes in interest rates related to the Senior Notes because they bear interest at fixed rates. At June 30, 2025, a hypothetical 10 percent change in interest rates would not have a material impact on earnings or cash flows over a one-year period.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify any changes that occurred in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our equity incentive plan, employees may elect to have us withhold shares to satisfy minimum statutory federal, state, and local tax withholding obligations arising from the vesting of their restricted stock and restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of shares by us on the date of withholding. For the three months ended June 30, 2025, 435 shares were withheld in connection with restricted stock units vesting on June 1, 2025.

The table below presents information regarding the Company's purchases of its common stock for the time periods presented.

Period	Total Number of Shares Withheld	Average Price Paid Per Share
April 1, 2025 - April 30, 2025	—	$—
May 1, 2025 - May 31, 2025	—	$—
June 1, 2025 - June 30, 2025	435	$65.56
Total	435	$65.56

Item 5. OTHER INFORMATION

Changes to Board Nomination Procedures

On June 2, 2025, PAR Technology Corporation held its 2025 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, the Company’s shareholders approved amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”) to, among other things, enhance the procedural mechanics and disclosure requirements relating to proposals of business and director nominations, including amendments to incorporate “universal proxy” rules (the “Nomination Amendments”).

As part of the Nomination Amendments, Section 3 of Article III of the Bylaws was amended to require additional background information and disclosures regarding proposing shareholders, proposed director nominees, and certain other control persons (as defined below) related to a shareholder’s director nominations. Specifically, Section 3 of Article III, as amended, requires that the proposing shareholder’s notice contain the following additional information with respect to each proposed director nominee:

•a completed and signed questionnaire in the same form as required of our directors and director nominees; and
•a written statement executed by the proposed director nominee (i) confirming the proposed director nominee consents to being named as a nominee in a proxy statement and form of proxy relating to the meeting at which directors are to be elected in accordance with universal proxy rules and to serving as a director if elected, and currently intends to serve as a director for the full term for which the proposed director nominee is standing for election and (ii) making certain other standard representations, including regarding disclosure relating to third-party compensation and indemnification, certain voting arrangements and compliance with various Company policies related to board members.

Additionally, Section 3 of Article III, as amended, requires that the proposing shareholder’s notice also contain the following additional information:

•the name and address of any beneficial owner on whose behalf the nomination is made and any affiliate who controls either of the proposing shareholder or beneficial owner, directly or indirectly (a “control person”) and the class and number of shares of PAR Technology Corporation stock beneficially owned by such persons;
•a representation that the shareholder (or a qualified representative of the shareholder) intends to appear at the meeting to propose the nomination; and
•in the case of any solicitation that is subject to Rule 14a-19 of the Exchange Act, a representation confirming that the proposing shareholder, beneficial owner, control person or any other participant will deliver a proxy statement and form of proxy to holders of at least 67% of the voting power of PAR’s stock entitled to vote generally in the election of directors and a representation that after soliciting such holders of PAR’s stock, such shareholder, beneficial owner, control person or participant will provide PAR with documents specifically demonstrating that the necessary steps have been taken to deliver a proxy statement and form of proxy to holders of such percentage of PAR’s stock.

Section 3 of Article III, as amended, also (i) requires the proposing shareholder (and any beneficial owner on whose behalf a nomination is made or other business is proposed, and if such shareholder or beneficial owner is an entity, any control person) to comply with all applicable requirements of the Exchange Act and the rules and regulations promulgated thereunder with respect to the matters set forth in Section 3 of Article III of the Bylaws and (ii) clarifies that the chairperson of the meeting, or any other person designated by the board of directors, has the authority to determine whether a shareholder nomination proposed to be brought before a meeting was made or proposed in accordance with Section 3 of Article III and, if not so made, has authority to disregard it, notwithstanding that proxies and votes in respect of any such nomination or other business may have been received by PAR Technology Corporation.

The Nomination Amendments became effective upon approval by the Company’s shareholders on June 2, 2025.

The foregoing description of the Nomination Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, as amended and restated, a copy of which is attached as Exhibit 3.2 to this Form 10-Q and is incorporated herein by reference.

Director and Officer Trading Arrangements

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act, the “Section 16 Officers”) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows:

On June 3, 2025, our board of directors, upon recommendation of the compensation committee, adopted a policy (the “Sell-to-Cover Policy”) pursuant to which all participants in the Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan, including the Section 16 Officers, are required, upon the vesting or settlement of restricted stock units (“RSUs”), to have sold on his or her behalf a number of shares sufficient to generate cash proceeds to satisfy tax withholding obligations. In connection with the adoption of the Sell-to-Cover Policy, our board of directors approved a new form of Grant Notice – Restricted Stock Unit Award and Restricted Stock Unit Award Agreement (the “Form of Grant Notice”) to institute automatic sell-to-cover, and such form is filed with this Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

Beginning June 3, 2025, by operation of the Sell-to-Cover Policy, each of our Chief Executive Officer, Savneet Singh, our Chief Financial Officer, Bryan Menar, our Chief Legal Officer & Secretary, Cathy King, and our Chief Accounting Officer, Michael Steenberge, instructed, as prescribed by the terms of the Form of Grant Notice, that the broker-dealer or sales agent selected by the Company sell a number of shares sufficient to generate cash proceeds to satisfy the tax obligations upon vesting or settlement of their respective outstanding RSUs in sell-to-cover transactions (as described in Rule 10b5-1(c)(1)(ii)(D)(3) of the Exchange Act) in a manner intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act (the “Sell-to-Cover Instructions”).

The sales pursuant to the Sell-to-Cover Instructions will not begin until after a “cooling-off period” (as described Rule 10b5-1(c)(1)(ii)(B) of the Exchange Act) has elapsed. Each Section 16 Officer’s Sell-to-Cover Instructions apply with respect to their outstanding RSUs. Any RSUs that are issued to Section 16 Officers in the future and subject to the Sell-to-Cover Policy as currently in effect will be subject to the Sell-to-Cover Instructions, if any, at the time of grant. The amount of shares to be sold pursuant to the Sell-to-Cover Instructions is dependent on future events which cannot be known at this time, including the future trading price of our shares. The expiration date relating to an officer’s Sell-to-Cover Instructions is dependent on future events which cannot be known at this time, including the final vesting date of all outstanding RSUs and RSUs granted in the future and such officer’s termination of service.

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3.1	Restated Certificate of Incorporation, as currently in effect	Form 8-K (File No.001-09720)	3.2	6/3/2025
3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.3	6/3/2025
10.1 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement			Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	August 8, 2025	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)