Form 10-Q
period 2025-09-30
PAR TECHNOLOGY CORP
filed 2025-11-06
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025
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

As of November 4, 2025, 40,591,032 shares of the registrant’s common stock, $0.02 par value, were outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

Assets	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$92,465	$108,117
Cash held on behalf of customers	14,428	13,428
Short-term investments	541	524
Accounts receivable – net	70,546	59,726
Inventories	25,437	21,861
Other current assets	23,635	14,390
Total current assets	227,052	218,046
Property, plant and equipment – net	13,566	14,107
Goodwill	898,453	887,459
Intangible assets – net	216,985	237,333
Lease right-of-use assets	8,769	8,221
Other assets	12,549	15,561
Total Assets	$1,377,374	$1,380,727
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$19,920	$—
Accounts payable	31,967	34,784
Accrued salaries and benefits	20,825	22,487
Accrued expenses	10,786	13,938
Customers payable	14,428	13,428
Lease liabilities – current portion	2,081	2,256
Customer deposits and deferred service revenue	33,859	24,944
Total current liabilities	133,866	111,837
Lease liabilities – net of current portion	6,833	6,053
Long-term debt	373,513	368,355
Deferred service revenue – noncurrent	1,924	1,529
Other long-term liabilities	23,189	21,243
Total liabilities	539,325	509,017
Shareholders’ equity:
Preferred stock, $0.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 116,000,000 shares authorized, 42,163,865 and 40,187,671 shares issued, 40,591,032 and 38,717,366 outstanding at September 30, 2025 and December 31, 2024, respectively	835	798
Additional paid in capital	1,217,525	1,085,473
Equity consideration payable	—	108,182
Accumulated deficit	(343,510)	(279,943)
Accumulated other comprehensive loss	(7,909)	(20,951)
Treasury stock, at cost, 1,572,833 and 1,470,305 shares at September 30, 2025 and December 31, 2024, respectively	(28,892)	(21,849)
Total shareholders’ equity	838,049	871,710
Total Liabilities and Shareholders’ Equity	$1,377,374	$1,380,727

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Revenues, net:
Subscription service	$74,763	$59,909	$215,076	$143,160
Hardware	29,895	22,650	78,602	60,992
Professional service	14,525	14,195	41,768	40,825
Total revenues, net	119,183	96,754	335,446	244,977
Cost of sales:
Subscription service	33,431	26,789	94,475	66,424
Hardware	24,567	16,878	60,575	46,587
Professional service	11,970	10,056	31,847	30,849
Total cost of sales	69,968	53,723	186,897	143,860
Gross margin	49,215	43,031	148,549	101,117
Operating expenses:
Sales and marketing	12,478	10,500	36,534	31,237
General and administrative	31,725	27,352	92,706	77,896
Research and development	19,276	17,821	59,977	49,826
Amortization of identifiable intangible assets	3,389	2,699	10,042	5,577
Adjustment to contingent consideration liability	—	—	—	(600)
Gain on insurance proceeds	—	(147)	—	(147)
Total operating expenses	66,868	58,225	199,259	163,789
Operating loss	(17,653)	(15,194)	(50,710)	(62,672)
Other income (expense), net	664	(1,400)	(808)	(1,710)
Interest expense, net	(1,465)	(3,417)	(4,507)	(6,755)
Loss on extinguishment of debt	—	—	(5,791)	—
Loss from continuing operations before income taxes	(18,454)	(20,011)	(61,816)	(71,137)
Benefit from (provision for) income taxes	277	(653)	(1,948)	6,520
Net loss from continuing operations	(18,177)	(20,664)	(63,764)	(64,617)
Net income from discontinued operations	—	832	197	80,687
Net (loss) income	$(18,177)	$(19,832)	$(63,567)	$16,070

Net (loss) income per share (basic and diluted):
Continuing operations	$(0.45)	$(0.58)	$(1.58)	$(1.90)
Discontinued operations	—	0.02	—	2.38
Total	$(0.45)	$(0.56)	$(1.58)	$0.48

Weighted average shares outstanding (basic and diluted)	40,582	35,865	40,427	33,931

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(18,177)	$(19,832)	$(63,567)	$16,070
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	(10,807)	3,790	13,042	821
Comprehensive (loss) income	$(28,984)	$(16,042)	$(50,525)	$16,891

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Equity Consideration Payable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2024	40,188	$798	$1,085,473	$108,182	$(279,943)	$(20,951)	1,470	$(21,849)	$871,710
Issuance of common stock upon the exercise of stock options	8	—	215	—	—	—	—	—	215
Net issuance of restricted stock awards and restricted stock units	382	6	(6)	—	—	—	—	—	—
Issuance of common stock for acquisition (see Note 3)	1,489	29	108,153	(108,182)	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	102	(7,015)	(7,015)
Stock-based compensation	—	—	7,181	—	—	—	—	—	7,181
Foreign currency translation adjustments	—	—	—	—	—	4,254	—	—	4,254
Net loss	—	—	—	—	(24,350)	—	—	—	(24,350)
Balances at March 31, 2025	42,067	$833	$1,201,016	$—	$(304,293)	$(16,697)	1,572	$(28,864)	$851,995
Issuance of common stock upon the exercise of stock options	11	—	105	—	—	—	—	—	105
Net issuance of restricted stock awards and restricted stock units	65	2	(2)	—	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	1	(28)	(28)
Issuance of common stock for employee stock purchase plan	11	—	628	—	—	—	—	—	628
Stock-based compensation	—	—	7,887	—	—	—	—	—	7,887
Foreign currency translation adjustments	—	—	—	—	—	19,595	—	—	19,595
Net loss	—	—	—	—	(21,040)	—	—	—	(21,040)
Balances at June 30, 2025	42,154	$835	$1,209,634	$—	$(325,333)	$2,898	1,573	$(28,892)	$859,142
Issuance of common stock upon the exercise of stock options	7	—	70	—	—	—	—	—	70
Net issuance of restricted stock awards and restricted stock units	3	—	—	—	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,821	—	—	—	—	—	7,821
Foreign currency translation adjustments	—	—	—	—	—	(10,807)	—	—	(10,807)
Net loss	—	—	—	—	(18,177)	—	—	—	(18,177)
Balances at September 30, 2025	42,164	$835	$1,217,525	$—	$(343,510)	$(7,909)	1,573	$(28,892)	$838,049

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(In thousands)
(unaudited)

	Common Stock		Additional Paid in Capital	Equity Consideration Payable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2023	29,386	$584	$625,154	$—	$(274,956)	$(939)	1,356	$(16,778)	$333,065
Issuance of common stock upon the exercise of stock options	107	2	1,103	—	—	—	—	—	1,105
Net issuance of restricted stock awards and restricted stock units	329	4	(4)	—	—	—	—	—	—
Issuance of common stock for acquisition	442	9	19,161	—	—	—	—	—	19,170
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	109	(4,838)	(4,838)
Proceeds from private placement of common stock, net of issuance costs of $5.5 million	5,175	104	194,386	—	—	—	—	—	194,490
Stock-based compensation	—	—	4,410	—	—	—	—	—	4,410
Foreign currency translation adjustments	—	—	—	—	—	(2,714)	—	—	(2,714)
Net loss	—	—	—	—	(18,288)	—	—	—	(18,288)
Balances at March 31, 2024	35,439	$703	$844,210	$—	$(293,244)	$(3,653)	1,465	$(21,616)	$526,400
Issuance of common stock upon the exercise of stock options	35	—	432	—	—	—	—	—	432
Net issuance of restricted stock awards and restricted stock units	85	2	(2)	—	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	5	(212)	(212)
Issuance of common stock for employee stock purchase plan	15	—	526	—	—	—	—	—	526
Stock-based compensation	—	—	7,240	—	—	—	—	—	7,240
Foreign currency translation adjustments	—	—	—	—	—	(255)	—	—	(255)
Net income	—	—	—	—	54,190	—	—	—	54,190
Balances at June 30, 2024	35,574	$705	$852,406	$—	$(239,054)	$(3,908)	1,470	$(21,828)	$588,321
Issuance of common stock upon the exercise of stock options	32	1	501	—	—	—	—	—	502
Net issuance of restricted stock awards and restricted stock units	5	—	—	—	—	—	—	—	—
Issuance of common stock for acquisition	2,163	43	113,967	—	—	—	—	—	114,010
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	—	(21)	(21)
Stock-based compensation	—	—	5,937	—	—	—	—	—	5,937
Foreign currency translation adjustments	—	—	—	—	—	3,790	—	—	3,790
Net loss	—	—	—	—	(19,832)	—	—	—	(19,832)
Balances at September 30, 2024	37,774	$749	$972,811	$—	$(258,886)	$(118)	1,470	$(21,849)	$692,707

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(63,567)	$16,070
Net income from discontinued operations	(197)	(80,687)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	36,768	26,702
Accretion of debt in interest expense, net	1,751	1,755
Accretion of discount on held to maturity investments in interest expense, net	—	283
Current expected credit losses	3,422	2,439
Provision for obsolete inventory	794	(14)
Stock-based compensation	22,889	16,583
Impairment loss	—	225
Loss on debt extinguishment	5,791	—
Adjustment to contingent consideration liability	—	(600)
Deferred income tax	(696)	(8,288)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,836)	(11,696)
Inventories	(4,062)	(314)
Other current assets	(9,353)	(3,935)
Other assets	5,885	1,315
Accounts payable	(3,394)	4,960
Accrued salaries and benefits	(1,866)	3,490
Accrued expenses	(4,775)	(1,848)
Customer deposits and deferred service revenue	8,085	6,279
Customers payable	1,000	5,096
Other long-term liabilities	(45)	(2,253)
Cash used in operating activities - continuing operations	(15,406)	(24,438)
Cash used in operating activities - discontinued operations	—	(4,183)
Net cash used in operating activities	(15,406)	(28,621)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(4,323)	(293,570)
Capital expenditures	(2,541)	(791)
Capitalization of software costs	(4,226)	(4,004)
Proceeds from company-owned life insurance policies	—	3,266
Proceeds from sale of held to maturity investments	—	53,277
Purchases of held to maturity investments	—	(28,351)
Cash used in investing activities - continuing operations	(11,090)	(270,173)
Cash provided by investing activities - discontinued operations	197	92,075
Net cash used in investing activities	(10,893)	(178,098)
Cash flows from financing activities:
Repayments of long-term debt	(93,600)	—
Proceeds from private placement of common stock, net of issuance costs	—	194,490
Proceeds from debt issuance, net of original issue discount	111,136	87,333
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(7,043)	(5,071)
Proceeds from employee stock purchase plan	628	526
Proceeds from exercise of stock options	390	2,039
Net cash provided by financing activities	11,511	279,317
See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Effect of exchange rate changes on cash and cash equivalents	136	933
Net (decrease) increase in cash and cash equivalents and cash held on behalf of customers	(14,652)	73,531
Cash and cash equivalents and cash held on behalf of customers at beginning of period	121,545	47,539
Cash and cash equivalents and cash held on behalf of customers at end of period	$106,893	$121,070

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$92,465	$105,804
Cash held on behalf of customers	14,428	15,266
Total cash and cash equivalents and cash held on behalf of customers	$106,893	$121,070

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,275	$3,713
Cash paid for income taxes	4,865	1,543
Capitalized software recorded in accounts payable	190	36
Capital expenditures in accounts payable	119	62
Common stock issued for acquisition	108,182	133,181

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

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents
Cash	$90,305	$105,956
Money market funds	2,160	2,161
Cash held on behalf of customers	14,428	13,428
Total cash and cash equivalents and cash held on behalf of customers	$106,893	$121,545

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2025. The Company did not experience losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Short-Term Investments

The carrying value of investment securities consists of the following:

(in thousands)	September 30, 2025	December 31, 2024
Short-term investments
Short-term deposits	$541	$524
Total short-term investments	$541	$524

The Company did not have any material gains or losses on these securities during the nine months ended September 30, 2025. The estimated fair value of these securities approximated their carrying value as of September 30, 2025 and December 31, 2024.

Other Current Assets and Other Assets

Other current assets include deferred implementation costs of $3.5 million and zero, deferred commissions of $2.3 million and zero, and prepaid expenses of $15.7 million and $12.1 million at September 30, 2025 and December 31, 2024, respectively.

Other assets include deferred implementation costs of $2.7 million and $7.3 million and deferred commissions of $2.5 million and $3.3 million at September 30, 2025 and December 31, 2024, respectively.

The following table summarizes amortization expense for deferred implementation costs and deferred commissions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization of deferred implementation costs	$1,166	$1,569	$3,769	$4,612
Amortization of deferred commissions	606	430	1,527	1,235

Other Long-Term Liabilities

Other long-term liabilities include deferred tax liabilities of $20.7 million and $18.7 million at September 30, 2025 and December 31, 2024, respectively.

Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the accounting for internal-use software by enhancing disclosure requirements and replacing the previous stage-based guidance with a principles-based framework. The ASU removes all references to distinct development stages and requires entities to begin capitalizing software costs once (i) management has authorized and committed funding for the project, and (ii) it is probable that the software will be completed and used for its intended purpose. The amendments in this update are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

Note 2 — Revenue Recognition

Deferred Revenue

Deferred revenue is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Current	$31,771	$23,166
Non-current	1,924	1,529
Total	$33,695	$24,695

Most performance obligations greater than one year relate to service and support contracts that the Company expects to fulfill within 36 months. The Company expects to fulfill 100% of service and support contracts within 60 months.

The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2025	2024
Beginning balance - January 1	$24,695	$11,454
Acquired deferred revenue (refer to "Note 3 - Acquisitions")	809	12,391
Recognition of deferred revenue	(126,588)	(73,706)
Deferral of revenue	133,788	79,911
Impact of foreign currency translation on deferred revenue	991	460
Ending balance - September 30	$33,695	$30,510
The above tables exclude customer deposits of $2.1 million and $1.7 million as of the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $3.5 million and $1.4 million. During the nine months ended September 30, 2025 and 2024, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $21.5 million and $6.3 million.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by contract terms and economic factors.

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(in thousands)	Point in time	Over time	Point in time	Over time
Subscription service	$—	$74,763	$—	$59,909
Hardware	29,895	—	22,650	—
Professional service	4,924	9,601	5,263	8,932
Total	$34,819	$84,364	$27,913	$68,841

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(in thousands)	Point in time	Over time	Point in time	Over time
Subscription service	$—	$215,076	$—	$143,160
Hardware	78,602	—	60,992	—
Professional service	13,193	28,575	15,977	24,848
Total	$91,795	$243,651	$76,969	$168,008

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

The transaction was accounted for as an asset acquisition in accordance with ASC Topic 805, Business Combinations, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the GoSkip Closing Date, and no goodwill is recognized. The fair value determinations were based on management's estimates and assumptions, with the assistance of valuation consultants. As of September 30, 2025, the fair values of assets and liabilities as of the GoSkip Closing Date have been finalized. There were no measurement period adjustments made to the initial fair values of assets and liabilities recorded.

The following table presents management's purchase price allocation:

(in thousands)	Purchase price allocation
Inventory	$232
Developed technology	2,240
Customer relationships	3,136
Total assets	5,608
Deferred revenue	809
Consideration paid	$4,799

Intangible Assets

The Company identified two acquired intangible assets in the GoSkip Asset Acquisition: developed technology and customer relationships. The fair value of developed technology was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings recognized from not having to pay a royalty for the use of an asset. The Company applied a seven-year economic life, a fair and reasonable royalty rate of 15.0%, and a discount rate of 26.0% in determining the GoSkip developed technology intangible fair value. The fair value of the customer relationship intangible asset was determined utilizing the “multi-period excess earnings method”, which method is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a 14.3% estimated annual attrition rate and discount rate of 26.0% in determining the GoSkip customer relationships intangible fair value. The estimated useful life of each of the foregoing identifiable intangible assets was determined to be: seven years for developed technology and seven years for customer relationships.

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

The Company incurred acquisition and integration expenses related to the Delaget Acquisition of approximately $1.0 million which are included in general and administrative expense in the condensed consolidated statements of operations.

The Delaget Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their preliminarily determined respective fair values as of the Delaget Closing Date. The preliminary fair value determinations were based on management's estimates and assumptions, with the assistance of valuation and independent tax consultants. Preliminary fair values are subject to measurement period adjustments within the permitted measurement period (up to one year from the Delaget Closing Date) as management finalizes its procedures and net working capital adjustments are settled.

During the three months ended September 30, 2025, preliminary fair values of assets and liabilities as of the Delaget Closing Date were adjusted to reflect ongoing acquisition valuation analyses, including changes to deferred taxes and goodwill to refine tax exposure estimates. During the nine months ended September 30, 2025, preliminary fair values of assets and liabilities as of the Delaget Closing Date were adjusted to reflect net working capital changes, including changes to accounts receivable, property and equipment, accrued expenses, and goodwill, in addition to the deferred tax adjustments.

The following table presents management's current purchase price allocation and initial purchase price allocation:

(in thousands)	Current purchase price allocation	Initial purchase price allocation
Cash	$1,087	$1,087
Accounts receivable	979	1,117
Property and equipment	—	80
Lease right-of-use assets	1,380	1,380
Developed technology	11,500	11,500
Customer relationships	14,000	14,000
Non-competition agreements	3,700	3,700
Indemnification assets	2,338	2,338
Prepaid and other acquired assets	200	200
Goodwill	97,954	97,017
Total assets	133,138	132,419
Accounts payable	295	295
Accrued expenses	2,184	1,155
Lease right-of-use liabilities	1,359	1,359
Deferred revenue	893	893
Indemnification liabilities	2,338	2,338
Deferred taxes	1,002	1,312
Consideration paid	$125,067	$125,067

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

Deferred Taxes

The Company determined the deferred tax position to be recorded at the time of the Delaget Acquisition in accordance with ASC Topic 740, Income Taxes, resulting in recognition of $1.0 million in deferred tax liabilities for future reversal of taxable temporary differences primarily for intangible assets.

Pro Forma Financial Information - unaudited

For the three and nine months ended September 30, 2024, the acquisition of Stuzo Blocker, Inc., Stuzo Holdings, LLC and their subsidiaries (the "Stuzo Acquisition") resulted in additional revenues of $10.7 million and $23.4 million, respectively, and income before income taxes of $1.6 million and $3.4 million, respectively; and the acquisition of TASK Group Holdings Limited (the "TASK Group Acquisition") resulted in additional revenues of $9.6 million and $9.6 million, respectively, and loss before income taxes of $(0.1) million and $(0.1) million, respectively. The Company did not have any revenue or income from the Delaget Acquisition for the three or nine months ended September 30, 2024.

The following table summarizes the Company's unaudited pro forma results of operations for the three and nine months ended September 30, 2024 as if the Stuzo Acquisition, TASK Group Acquisition, and Delaget Acquisition had occurred on January 1, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2024	2024
Total revenue	$103,035	$290,587
Net loss from continuing operations	(33,334)	(86,749)

The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. These unaudited pro forma results include certain adjustments, primarily due to increases in amortization expense due to the fair value adjustments of intangible assets, acquisition related costs and the impact of income taxes on the pro forma adjustments. $2.3 million of acquisition costs have been reflected in the 2024 pro forma results.

Note 4 — Discontinued Operations

The following table presents the major categories of income from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contract revenue	$—	$—	$—	$66,540
Contract cost of sales	—	—	—	(60,218)
Operating income from discontinued operations	—	—	—	6,322
General and administrative gain (expense)	—	177	—	(693)
Gain on sale of discontinued operations	—	451	197	77,205
Income from discontinued operations before taxes	—	628	197	82,834
Benefit from (provision for) for income taxes	—	204	—	(2,147)
Net income from discontinued operations	$—	$832	$197	$80,687

The following table presents select non-cash operating and investing activities related to cash flows from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation and amortization	$—	$—	$—	$200
Capital expenditures	—	—	—	233
Stock-based compensation	—	50	—	1,004

Note 5 — Accounts Receivable, net

At September 30, 2025 and December 31, 2024, the Company had current expected credit losses of $5.0 million and $3.4 million, respectively, against accounts receivable.

Changes in the current expected credit loss for the nine months ended September 30 were:

(in thousands)	2025	2024
Beginning Balance - January 1	$3,392	$1,949
Provisions	3,422	2,439
Write-offs	(1,838)	(763)
Ending Balance - September 30	$4,976	$3,625

Note 6 — Inventories, net

The components of inventory, adjusted for reserves, consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Finished goods	$16,041	$13,696
Work in process	241	208
Component parts	8,485	7,450
Service parts	670	507
Inventories, net	$25,437	$21,861

At September 30, 2025 and December 31, 2024, the Company had excess and obsolescence reserves of $8.1 million and $8.8 million, respectively, against inventories.

Note 7 — Identifiable Intangible Assets and Goodwill

The components of identifiable intangible assets are:

(in thousands)	September 30, 2025	December 31, 2024	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$183,840	$181,600	3 - 7 years	4.46 years
Internally developed software costs	46,915	42,353	3 years	2.07 years
Customer relationships	119,046	115,910	5 - 15 years	10.18 years
Trade names	3,210	3,210	2 - 8 years	6.81 years
Non-competition agreements	7,230	7,230	1 - 5 years	3.90 years
	360,241	350,303
Impact of currency translation on intangible assets	(790)	(5,557)
Less: accumulated amortization	(154,815)	(119,900)
	204,636	224,846
Internally developed software costs not meeting general release threshold	1,149	1,287
Trademarks, trade names (non-amortizable)	11,200	11,200	Indefinite
	$216,985	$237,333

Software costs placed into service during the three months ended September 30, 2025 and 2024 were $2.4 million and $1.3 million, respectively. Software costs placed into service during the nine months ended September 30, 2025 and 2024, were $4.6 million and $3.2 million, respectively.

The following table summarizes amortization expense for acquired developed technology and internally developed software:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization of acquired developed technology	$6,366	$5,660	$18,926	$14,628
Amortization of internally developed software	1,671	1,168	4,628	3,591
Amortization of identifiable intangible assets recorded in cost of sales	$8,037	$6,828	$23,554	$18,219
Amortization expense recorded in operating expenses	$3,389	$2,699	$10,042	$5,577
Impact of foreign currency translation on intangible assets	$(341)	$(484)	$1,320	$126

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding software development costs not meeting the general release threshold is:

(in thousands)
2025, remaining	$11,225
2026	43,509
2027	38,948
2028	26,751
2029	19,233
Thereafter	64,970
Total	$204,636

Goodwill carried is as follows:

(in thousands)	2025	2024
Beginning balance - January 1	$887,459	$488,918
Stuzo Acquisition	—	136,602
TASK Group Acquisition	—	181,442
Foreign currency translation	10,057	(3,878)
Delaget Acquisition ASC 805 measurement period adjustment	937	—
Ending balance - September 30	$898,453	$803,084
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

The following table summarizes information about the net carrying amounts of long-term debt as of September 30, 2025:

(in thousands)	2026 Notes	2027 Notes	2030 Notes	Total
Principal amount of notes outstanding	$20,000	$265,000	$115,000	$400,000
Unamortized debt issuance cost	(80)	(3,153)	(3,334)	(6,567)
Total notes payable	$19,920	$261,847	$111,666	$393,433

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2024:

(in thousands)	2026 Notes	2027 Notes	Credit Facility	Total
Principal amount of notes outstanding	$20,000	$265,000	$90,000	$375,000
Unamortized debt issuance cost	(178)	(4,210)	(1,066)	(5,454)
Unamortized discount	—	—	(1,191)	(1,191)
Total notes payable	$19,822	$260,790	$87,743	$368,355

The following table summarizes interest expense recognized on the long-term debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Contractual interest expense	$1,431	$3,963	$4,919	$7,676
Amortization of debt issuance costs	585	623	1,716	1,647
Amortization of discount	—	108	35	108
Total interest expense	$2,016	$4,694	$6,670	$9,431

The following table summarizes the future principal payments as of September 30, 2025:

(in thousands)
2025, remaining	$—
2026	20,000
2027	265,000
2028	—
2029	—
Thereafter	115,000
Total	$400,000
Note 9 — Stock-Based Compensation

Stock-based compensation expense, net of forfeitures and adjustments of $0.4 million and zero for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$270	$208	$914	$656
General and administrative	5,995	4,522	17,778	12,778
Sales and marketing	429	311	1,109	869
Research and development	1,127	846	3,088	2,280
Total	$7,821	$5,887	$22,889	$16,583

At September 30, 2025, the aggregate unrecognized compensation expense related to unvested equity awards was $52.5 million, which is expected to be recognized as compensation expense in fiscal years 2025 through 2028.

A summary of stock option activity for the nine months ended September 30, 2025 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2025	714	$13.36
Exercised	(26)	14.66
Canceled/forfeited	(1)	12.66
Outstanding at September 30, 2025	687	$13.31

A summary of unvested restricted stock units activity for the nine months ended September 30, 2025 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average award value
Outstanding at January 1, 2025	1,122	$47.21
Granted	533	68.22
Vested	(450)	42.33
Canceled/forfeited	(70)	53.50
Outstanding at September 30, 2025	1,135	$60.05

A total of 330,000 shares of Company common stock were made available for purchase under the Company's 2021 Employee Stock Purchase Plan ("ESPP"), subject to adjustment as provided for in the ESPP. As of September 30, 2025, 39,596 shares of common stock were purchased under the ESPP since inception, including 11,273 shares purchased under the ESPP during the nine months ended September 30, 2025.
Note 10 — Net (Loss) Income Per Share

Net (loss) income per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. As of September 30, 2025, there were 686,631 anti-dilutive stock options outstanding compared to 730,000 as of September 30, 2024. As of September 30, 2025, there were 1,134,860 anti-dilutive restricted stock units outstanding compared to 925,000 as of September 30, 2024.
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

The following table presents revenues and significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total revenues, net	$119,183	$96,754	$335,446	$244,977
Less:
Subscription service cost of sales(1)	25,300	19,928	70,616	48,140
Hardware cost of sales(1)	24,474	16,779	60,306	46,243
Professional service cost of sales(1)	11,860	9,923	31,433	30,415
Sales and marketing(1)	12,046	10,181	35,420	30,349
General and administrative(1)	23,583	20,760	69,062	56,428
Research and development(1)	18,110	16,937	56,775	47,433
Depreciation and amortization	9,082	7,876	26,726	21,125
Stock-based compensation	7,821	5,887	22,889	16,583
Transaction costs	1,171	1,125	2,887	6,103
Amortization of identifiable intangible assets	3,389	2,699	10,042	5,577
Other segment items(2)	—	(147)	—	(747)
Operating loss	$(17,653)	$(15,194)	$(50,710)	$(62,672)
Other segment items(3)	(524)	(4,638)	(12,857)	78,742
Net (loss) income	$(18,177)	$(19,832)	$(63,567)	$16,070

(1) These amounts exclude stock-based compensation expense, depreciation and amortization expense, and transaction costs, which are presented separately as additional significant segment expenses.
(2) Other segment items include adjustment to contingent consideration liability and gain on insurance proceeds. See the condensed consolidated statements of operations for additional information on these amounts.
(3) Other segment items include other income (expense), net; loss on extinguishment of debt; interest expense, net; benefit from (provision for) income taxes; and net income from discontinued operations. See the condensed consolidated statements of operations for additional information on these amounts.

The following table represents revenues by country based on the location of the revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$98,181	$81,638	$278,568	$219,353
International	21,002	15,116	56,878	25,624
Total	$119,183	$96,754	$335,446	$244,977

The following table represents assets by country based on the location of the assets:

(in thousands)	September 30, 2025	December 31, 2024
United States	$597,532	$599,945
International	779,842	780,782
Total	$1,377,374	$1,380,727

Customers accounting for 10% or more of the Company’s total revenues are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
McDonald’s Corporation	23%	18%	20%	13%
All Others	77%	82%	80%	87%
Total	100%	100%	100%	100%

No other customer within "All Others" accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2025 or 2024.
Note 13 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, and debt instruments. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of September 30, 2025 and December 31, 2024 were considered representative of their fair values because of their short-term nature and are classified as Level 1 of the fair value hierarchy. Debt instruments are recorded at principal amount net of unamortized debt issuance cost and discount (refer to "Note 8 - Debt" for additional information). The estimated fair value of the 2.875% Convertible Senior Notes due 2026 (the "2026 Notes"), the 1.50% Convertible Senior Notes due 2027 (the "2027 Notes"), and the 2030 Notes (together with the 2026 Notes and the 2027 Notes, the "Senior Notes") at September 30, 2025 was $21.0 million, $258.4 million, and $99.6 million, respectively. The estimated fair value of the 2026 Notes, 2027 Notes, and Credit Facility at December 31, 2024 was $34.5 million, $305.7 million, and $87.7 million, respectively. As the Credit Facility had a variable interest rate and no equity component, the book value of the Credit Facility is equal to the fair value. The valuation techniques used to determine the fair value of the Company's long-term debt are classified in Level 2 of the fair value hierarchy as they are derived from broker quotations.

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

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024:

(in thousands)	2024
Balance at January 1	$600
Change in fair value of contingent consideration	(600)
Balance at September 30	$—

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
OVERVIEW

Q3 2025 Operating Performance Highlights

Organic - Year-over-year growth of 14.6%	Total - Year-over-year growth of 21.9%

GAAP - Consistent year-over-year

Non-GAAP - Consistent year-over-year

Net Loss from Cont. Ops. Year-over-year improvement of $2.5 million

Adjusted EBITDA Year-over-year improvement of $3.4 million

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including annual recurring revenue ("ARR"), non-GAAP subscription service gross margin percentage, and adjusted EBITDA. We use these key performance indicators and non-GAAP financial measures to evaluate our performance.

Macroeconomic Environment

The tariff environment is complex and evolving. Beginning in the second quarter of 2025, the U.S. government implemented a series of significant new tariffs, including on imports from several countries where we source certain components and hardware products. Other countries have responded with retaliatory actions or plans for retaliatory actions. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. These actions have introduced increased uncertainty into global trade policies and supply chains. We continue to monitor macroeconomic trends and uncertainties in light of continuing changes to global tariff policies, which may have adverse effects on our hardware revenue and hardware gross margin. As a result of these events, we anticipate increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. Management anticipates continued pressure on the Company's hardware margin from tariffs, and we are continuing to evaluate and implement mitigating actions, including potential supply chain resiliency movements, cost or pricing measures and alternative shipping practices, if needed, as the tariff environment evolves.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act contains changes to U.S. federal tax law, including reinstatement of immediate expensing of domestic research and development expenditures, and has multiple effective dates. The enacted legislation did not have a material impact on our annual effective tax rate for the nine months ended September 30, 2025, and resulted in a decrease to taxes payable. We will continue to evaluate all applicable provisions of the legislation and their impact on our consolidated financial statements for the fiscal year ended December 31, 2026 and beyond.

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Revenues, net:
Subscription service	$74,763	$59,909	62.7%	61.9%	24.8%
Hardware	29,895	22,650	25.1%	23.4%	32.0%
Professional service	14,525	14,195	12.2%	14.7%	2.3%
Total revenues, net	$119,183	$96,754	100.0%	100.0%	23.2%

Gross margin:
Subscription service	$41,332	$33,120	34.7%	34.2%	24.8%
Hardware	5,328	5,772	4.5%	6.0%	(7.7)%
Professional service	2,555	4,139	2.1%	4.3%	(38.3)%
Total gross margin	$49,215	$43,031	41.3%	44.5%	14.4%

Operating expenses:
Sales and marketing	$12,478	$10,500	10.5%	10.9%	18.8%
General and administrative	31,725	27,352	26.6%	28.3%	16.0%
Research and development	19,276	17,821	16.2%	18.4%	8.2%
Amortization of identifiable intangible assets	3,389	2,699	2.8%	2.8%	25.6%
Gain on insurance proceeds	—	(147)	—%	(0.1)%	(100.0)%
Total operating expenses	$66,868	$58,225	56.1%	60.2%	14.8%

Operating loss	$(17,653)	$(15,194)	(14.8)%	(15.7)%	16.2%
Other income (expense), net	664	(1,400)	0.6%	(1.4)%	(147.4)%
Interest expense, net	(1,465)	(3,417)	(1.2)%	(3.5)%	(57.1)%
Loss from continuing operations before income taxes	(18,454)	(20,011)	(15.5)%	(20.7)%	(7.8)%
Benefit from (provision for) income taxes	277	(653)	0.2%	(0.7)%	(142.4)%
Net loss from continuing operations	$(18,177)	$(20,664)	(15.3)%	(21.4)%	(12.0)%
Net income from discontinued operations	—	832	—%	0.9%	(100.0)%
Net loss	$(18,177)	$(19,832)	(15.3)%	(20.5)%	(8.3)%

Consolidated Results (continued):

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Revenues, net:
Subscription service	$215,076	$143,160	64.1%	58.4%	50.2%
Hardware	78,602	60,992	23.4%	24.9%	28.9%
Professional service	41,768	40,825	12.5%	16.7%	2.3%
Total revenues, net	$335,446	$244,977	100.0%	100.0%	36.9%

Gross margin:
Subscription service	$120,601	$76,736	36.0%	31.3%	57.2%
Hardware	18,027	14,405	5.4%	5.9%	25.1%
Professional service	9,921	9,976	3.0%	4.1%	(0.6)%
Total gross margin	$148,549	$101,117	44.3%	41.3%	46.9%

Operating expenses:
Sales and marketing	$36,534	$31,237	10.9%	12.8%	17.0%
General and administrative	92,706	77,896	27.6%	31.8%	19.0%
Research and development	59,977	49,826	17.9%	20.3%	20.4%
Amortization of identifiable intangible assets	10,042	5,577	3.0%	2.3%	80.1%
Adjustment to contingent consideration liability	—	(600)	—%	(0.2)%	(100.0)%
Gain on insurance proceeds	—	(147)	—%	(0.1)%	(100.0)%
Total operating expenses	$199,259	$163,789	59.4%	66.9%	21.7%

Operating loss	$(50,710)	$(62,672)	(15.1)%	(25.6)%	(19.1)%
Other expense, net	(808)	(1,710)	(0.2)%	(0.7)%	(52.7)%
Interest expense, net	(4,507)	(6,755)	(1.3)%	(2.8)%	(33.3)%
Loss on extinguishment of debt	(5,791)	—	(1.7)%	—%	—%
Loss from continuing operations before income taxes	(61,816)	(71,137)	(18.4)%	(29.0)%	(13.1)%
(Provision for) benefit from income taxes	(1,948)	6,520	(0.6)%	2.7%	(129.9)%
Net loss from continuing operations	$(63,764)	$(64,617)	(19.0)%	(26.4)%	(1.3)%
Net income from discontinued operations	197	80,687	0.1%	32.9%	(99.8)%
Net (loss) income	$(63,567)	$16,070	(18.9)%	6.6%	(495.6)%

Revenues, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Subscription service	$74,763	$59,909	62.7%	61.9%	24.8%
Hardware	29,895	22,650	25.1%	23.4%	32.0%
Professional service	14,525	14,195	12.2%	14.7%	2.3%
Total revenues, net	$119,183	$96,754	100.0%	100.0%	23.2%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Total revenues were $119.2 million for the three months ended September 30, 2025, an increase of $22.4 million or 23.2% compared to $96.8 million for the three months ended September 30, 2024.

Subscription service revenues were $74.8 million for the three months ended September 30, 2025, an increase of $14.9 million or 24.8% compared to $59.9 million for the three months ended September 30, 2024. The increase was driven by increased Engagement Cloud subscription service revenues of $8.4 million, of which $2.4 million was attributable to inorganic revenue growth due to the inclusion of approximately one additional month of revenue from the Plexure product line in the current period and from customer contracts acquired in the GoSkip Asset Acquisition (now integrated into the PAR Retail product line). The residual increase of $6.0 million from Engagement Cloud subscription service revenues was primarily driven by 9.1% organic growth in average revenue per site through cross-selling initiatives, upselling, and price increases. Operator Cloud subscription service revenues increased $6.5 million, of which $4.2 million was attributable to inorganic revenue growth contributed by the Delaget product line and the inclusion of approximately one additional month of revenue from the TASK product line in the current period. The residual increase of $2.3 million from Operator Cloud subscription services was primarily driven by 7.3% organic growth in active sites.

Hardware revenues were $29.9 million for the three months ended September 30, 2025, an increase of $7.2 million or 32.0% compared to $22.7 million for the three months ended September 30, 2024. The increase was primarily driven by increased revenues from sales of peripherals (scanners, printers, and components) of $3.0 million, kiosks of $1.3 million, kitchen display systems of $0.8 million, and an increase in international sales of $2.1 million. These increases were substantially driven by increased sales volume resulting from customer demand that was pulled forward in advance of anticipated tariff impacts, as well as the timing of tier-one enterprise customer hardware refresh cycles and the onboarding of Operator Cloud customers purchasing hardware. Hardware revenues will continue to be affected by the timing of the aforementioned drivers.

Professional service revenues were $14.5 million for the three months ended September 30, 2025, which remained relatively unchanged from $14.2 million for the three months ended September 30, 2024.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Subscription service	$215,076	$143,160	64.1%	58.4%	50.2%
Hardware	78,602	60,992	23.4%	24.9%	28.9%
Professional service	41,768	40,825	12.5%	16.7%	2.3%
Total revenues, net	$335,446	$244,977	100.0%	100.0%	36.9%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Total revenues were $335.4 million for the nine months ended September 30, 2025, an increase of $90.5 million or 36.9% compared to $245.0 million for the nine months ended September 30, 2024.

Subscription service revenues were $215.1 million for the nine months ended September 30, 2025, an increase of $71.9 million or 50.2% compared to $143.2 million for the nine months ended September 30, 2024. The increase was substantially driven by increased Engagement Cloud subscription service revenues of $48.1 million, of which $30.7 million was attributable to inorganic revenue growth due to the inclusion of approximately six additional months of revenue from the Plexure product line and two additional months of revenue from the existing PAR Retail business in the current period, and from customer contracts acquired in the GoSkip Asset Acquisition. The residual increase of $17.4 million from Engagement Cloud subscription services was driven by organic growth in both active sites and average revenue per site through cross-selling initiatives, upselling, and price increases. Operator Cloud subscription service revenues increased $23.8 million, of which $16.2 million was attributable to inorganic revenue growth contributed by the Delaget product line and the inclusion of approximately six additional months of revenue from the TASK product line in the current period. The residual increase of $7.6 million from Operator Cloud subscription services was primarily driven by organic growth in active sites.

Hardware revenues were $78.6 million for the nine months ended September 30, 2025, an increase of $17.6 million or 28.9% compared to $61.0 million for the nine months ended September 30, 2024. The increase was primarily driven by increased revenues from sales of terminals of $4.5 million, peripherals (scanners, printers, and components) of $4.1 million, kitchen display systems of $2.6 million, kiosks of $1.9 million, and an increase in international sales of $3.4 million. These increases were substantially driven by increased sales volume resulting from customer demand that was pulled forward in advance of anticipated tariff impacts, as well as the timing of tier-

one enterprise customer hardware refresh cycles and the onboarding of Operator Cloud customers purchasing hardware. Hardware revenues will continue to be affected by the timing of the aforementioned drivers.

Professional service revenues were $41.8 million for the nine months ended September 30, 2025, which remained relatively unchanged from $40.8 million for the nine months ended September 30, 2024.

Gross Margin

	Three Months Ended September 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Subscription service	$41,332	$33,120	55.3%	55.3%	—	bps
Hardware	5,328	5,772	17.8%	25.5%	(770)	bps
Professional service	2,555	4,139	17.6%	29.2%	(1,160)	bps
Total gross margin	$49,215	$43,031	41.3%	44.5%	(320)	bps

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Total gross margin as a percentage of total revenue for the three months ended September 30, 2025, decreased to 41.3% as compared to 44.5% for the three months ended September 30, 2024.

Subscription service gross margin as a percentage of subscription service revenue for the three months ended September 30, 2025, remained consistent at 55.3% as compared to 55.3% for the three months ended September 30, 2024.

Hardware gross margin as a percentage of hardware revenue for the three months ended September 30, 2025, decreased to 17.8% as compared to 25.5% for the three months ended September 30, 2024. The decrease was primarily driven by increased supply chain costs resulting from recently implemented U.S. tariff policies. The Company began implementing pricing adjustments during the quarter to mitigate the impact of tariffs in future periods.

Professional service gross margin as a percentage of professional service revenue for the three months ended September 30, 2025, decreased to 17.6% as compared to 29.2% for the three months ended September 30, 2024. The decrease was primarily driven by discounts and incentives on SaaS implementations to facilitate the adoption of our recurring subscription revenue streams.

	Nine Months Ended September 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Subscription service	$120,601	$76,736	56.1%	53.6%	250	bps
Hardware	18,027	14,405	22.9%	23.6%	(70)	bps
Professional service	9,921	9,976	23.8%	24.4%	(60)	bps
Total gross margin	$148,549	$101,117	44.3%	41.3%	300	bps

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Total gross margin as a percentage of revenue for the nine months ended September 30, 2025, increased to 44.3% as compared to 41.3% for the nine months ended September 30, 2024.

Subscription service margin as a percentage of subscription service revenue for the nine months ended September 30, 2025, increased to 56.1% as compared to 53.6% for the nine months ended September 30, 2024. The increase was substantially driven by a continued focus on efficiency improvements with our hosting and customer support costs, as well as improved gross margins stemming from post-acquisition operations of the Delaget product line and the inclusion of approximately two additional months of PAR Retail product line results in the current period.

Hardware margin as a percentage of hardware revenue for the nine months ended September 30, 2025, decreased to 22.9% as compared to 23.6% for the nine months ended September 30, 2024. The decrease was primarily driven by increased supply chain costs resulting from recently implemented U.S. tariff policies, partially offset by a year-over-year reduction in compensation expense as we aligned our hardware-related workforce with organizational priorities. The Company began implementing pricing adjustments during the quarter to mitigate the impact of tariffs in future periods.

Professional service margin as a percentage of professional service revenue for the nine months ended September 30, 2025, was relatively unchanged at 23.8% as compared to 24.4% for the nine months ended September 30, 2024.

Sales and Marketing Expense ("S&M")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Sales and marketing	$12,478	$10,500	10.5%	10.9%	18.8%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

S&M expenses were $12.5 million for the three months ended September 30, 2025, an increase of $2.0 million or 18.8% compared to $10.5 million for the three months ended September 30, 2024. The increase was substantially driven by a $1.3 million increase in inorganic S&M expense stemming from post-acquisition operations of the Delaget product line and the inclusion of approximately one additional month of TASK Group S&M expense in the current period. Organic S&M expense increased by $0.7 million, primarily driven by a $0.4 million increase in marketing event spend and a $0.3 million increase in compensation and consulting costs to support cross-sell initiatives across our customer base.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Sales and marketing	$36,534	$31,237	10.9%	12.8%	17.0%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

S&M expenses were $36.5 million for the nine months ended September 30, 2025, an increase of $5.3 million or 17.0% compared to $31.2 million for the nine months ended September 30, 2024. The increase was entirely driven by a $5.5 million increase in inorganic S&M expense stemming from post-acquisition operations of the Delaget product line and the inclusion of approximately six additional months of TASK Group S&M expense and two additional months of PAR Retail S&M expense in the current period. Organic S&M expense decreased by $0.2 million.

General and Administrative Expense ("G&A")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
General and administrative	$31,725	$27,352	26.6%	28.3%	16.0%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

G&A expenses were $31.7 million for the three months ended September 30, 2025, an increase of $4.4 million or 16.0% compared to $27.4 million for the three months ended September 30, 2024. The increase was substantially driven by certain non-cash or non-recurring expenses consisting of a $1.9 million litigation expense in the current period and a $1.5 million increase in stock-based compensation expense. The residual increase of $1.0 million was primarily driven by a $0.9 million increase in inorganic G&A expense stemming from post-acquisition operations of the Delaget product line and the inclusion of approximately one additional month of TASK Group G&A expense in the current period.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
General and administrative	$92,706	$77,896	27.6%	31.8%	19.0%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

G&A expenses were $92.7 million for the nine months ended September 30, 2025, an increase of $14.8 million or 19.0% compared to $77.9 million for the nine months ended September 30, 2024. The increase was substantially driven by an $11.1 million increase in inorganic G&A expense stemming from post-acquisition operations of the Delaget product line, the inclusion of approximately six additional months of TASK Group G&A expense and two additional months of PAR Retail G&A expense in the current period. The residual $3.7 million increase was primarily driven by certain non-cash or non-recurring expenses consisting of a $5.0 million increase in stock-based compensation expense and a $3.3 million litigation expense in the current period, partially offset by a $3.9 million decrease in costs related to transaction due diligence and $0.5 million decrease in one-time severance costs.

Research and Development Expenses ("R&D")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Research and development	$19,276	$17,821	16.2%	18.4%	8.2%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

R&D expenses were $19.3 million for the three months ended September 30, 2025, an increase of $1.5 million or 8.2% compared to $17.8 million for the three months ended September 30, 2024. The increase was entirely driven by a $1.7 million increase in inorganic R&D expense stemming from post-acquisition operations of the Delaget product line, the inclusion of approximately one additional month of TASK Group R&D expense in the current period, and R&D expense resulting from the integration of assets acquired in the GoSkip Asset Acquisition. Organic R&D expense decreased by $0.2 million.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Research and development	$59,977	$49,826	17.9%	20.3%	20.4%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

R&D expenses were $60.0 million for the nine months ended September 30, 2025, an increase of $10.2 million or 20.4% compared to $49.8 million for the nine months ended September 30, 2024. The increase was substantially driven by an $8.1 million increase in inorganic R&D expense stemming from post-acquisition operations of the Delaget product line, the inclusion of approximately six additional months of TASK Group R&D expense and two additional months of PAR Retail R&D expense in the current period, and R&D expense resulting from the integration of assets acquired in the GoSkip Asset Acquisition. Organic R&D expense increased by $2.1 million primarily driven by higher outsourced development costs as we continue to improve and diversify our product and service offerings.

Other Operating Expenses

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Amortization of identifiable intangible assets	$3,389	$2,699	2.8%	2.8%	25.6%
Gain on insurance proceeds	—	(147)	—%	(0.2)%	(100.0)%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Amortization of identifiable intangible assets was $3.4 million for the three months ended September 30, 2025, an increase of $0.7 million as compared to $2.7 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in amortizable intangible assets stemming from the Delaget Acquisition and the GoSkip Asset Acquisition.

Gain on insurance proceeds was $0.1 million for the three months ended September 30, 2024, the result of $0.1 million in proceeds received from the settlement of a legacy insurance claim. There was no comparable gain for the three months ended September 30, 2025.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Amortization of identifiable intangible assets	$10,042	$5,577	3.0%	2.3%	80.1%
Adjustment to contingent consideration liability	—	(600)	—%	(0.2)%	(100.0)%
Gain on insurance proceeds	—	(147)	—%	(0.1)%	(100.0)%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Amortization of identifiable intangible assets was $10.0 million for the nine months ended September 30, 2025, an increase of $4.5 million as compared to $5.6 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in amortizable intangible assets stemming from the Stuzo Acquisition, TASK Group Acquisition, Delaget Acquisition, and GoSkip Asset Acquisition.

Included in operating expenses for the nine months ended September 30, 2024 was a $0.6 million decrease to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition. There was no comparable adjustment to contingent consideration liability for the nine months ended September 30, 2025.

Gain on insurance proceeds was $0.1 million for the nine months ended September 30, 2024, the result of $0.1 million in proceeds received from the settlement of a legacy insurance claim. There was no comparable gain for the nine months ended September 30, 2025.

Other Income (Expense), Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Other income (expense), net	$664	$(1,400)	0.6%	(1.4)%	(147.4)%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Other income, net was $0.7 million for the three months ended September 30, 2025, a change of $2.1 million compared to other expense, net of $1.4 million for the three months ended September 30, 2024. The change was substantially driven by foreign currency transaction fluctuations, with net foreign currency gains recognized in the current period compared to net losses in the prior period.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Other expense, net	$(808)	$(1,710)	(0.2)%	(0.7)%	(52.7)%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Other expense, net was $0.8 million for the nine months ended September 30, 2025, a decrease of $0.9 million compared to $1.7 million for the nine months ended September 30, 2024. The decrease was substantially driven by a decrease in net foreign currency transaction losses.

Interest Expense, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Interest expense, net	$(1,465)	$(3,417)	(1.2)%	(3.5)%	(57.1)%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Interest expense, net was $1.5 million for the three months ended September 30, 2025, a decrease of $2.0 million compared to $3.4 million for the three months ended September 30, 2024. The decrease was driven by the replacement of the Credit Facility with the 2030 Notes, which bear a lower interest rate.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Interest expense, net	$(4,507)	$(6,755)	(1.3)%	(2.8)%	(33.3)%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Interest expense, net was $4.5 million for the nine months ended September 30, 2025, a decrease of $2.2 million compared to $6.8 million for the nine months ended September 30, 2024. The decrease was driven by the replacement of the Credit Facility with the 2030 Notes, which bear a lower interest rate.

Loss on Extinguishment of Debt

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

There was no loss on extinguishment of debt for the three months ended September 30, 2025, or the three months ended September 30, 2024.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Loss on extinguishment of debt	$(5,791)	$—	(1.7)%	—%	—%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Loss on extinguishment of debt was $5.8 million for the nine months ended September 30, 2025, related to early repayment of the Credit Facility. There was no comparable loss on extinguishment of debt for the nine months ended September 30, 2024.

Taxes

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Benefit from (provision for) income taxes	$277	$(653)	0.2%	(0.7)%	(142.4)%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Benefit from income taxes was $0.3 million for the three months ended September 30, 2025, a change of $0.9 million as compared to provision for income taxes of $0.7 million for the three months ended September 30, 2024. The change was primarily driven by the recognition of a deferred income tax benefit in the current quarter, partially offset by an increase in foreign income tax expense.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
(Provision for) benefit from income taxes	$(1,948)	$6,520	(0.6)%	2.7%	(129.9)%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Provision for income taxes was $1.9 million for the nine months ended September 30, 2025, a change of $8.5 million as compared to a benefit from income taxes of $6.5 million for the nine months ended September 30, 2024. The change was primarily driven by the absence of a one-time benefit recorded in the prior year, resulting from a reduction in the valuation allowance related to deferred tax liabilities established in connection with the Stuzo Acquisition. The provision recorded during the nine months ended September 30, 2025 primarily related to foreign and state income tax expense.

Net Income from Discontinued Operations

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Net income from discontinued operations	$—	$832	—%	0.9%	(100.0)%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Net income from discontinued operations was $0.8 million for the three months ended September 30, 2024, due to a gain from divestiture of Rome Research Corporation ("RRC"). There was no comparable net income from discontinued operations for the three months ended September 30, 2025.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2025	2024	2025	2024	2025 vs 2024
Net income from discontinued operations	$197	$80,687	0.1%	32.9%	(99.8)%

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Net income from discontinued operations was $0.2 million for the nine months ended September 30, 2025, a decrease of $80.5 million as compared to $80.7 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, a $77.2 million gain from the divestiture of PAR Government Systems Corporation ("PGSC") and RRC was recognized. The residual amount represents PGSC and RRC operating income, offset by a provision for income taxes relating to the gain from the divestiture of PGSC and RRC. During the nine months ended September 30, 2025, a $0.2 million gain from the divestiture of RRC was recognized as a result of a favorable net working capital settlement.

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

ARR is the annualized revenue from our subscription services, which includes subscription fees for our SaaS solutions and related support, managed platform development services, and transaction-based fees for payment processing services. We generally calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR is an operating measure, it does not reflect our revenue determined in accordance with GAAP, and ARR should be viewed independently of, and not combined with or substituted for, our revenue and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results. Our reported ARR is based on a constant currency, using the exchange rates established at the beginning of the year and consistently applied throughout the period and to comparative periods presented. The table below presents our ARR on a constant currency basis, calculated using the exchange rates set at the beginning of 2025. For acquisitions made during each period, the constant currency rate applied is the exchange rate at the date of each acquisition's closure. Using the exchange rates established during the prior period, Engagement Cloud ARR as of September 30, 2024 was $2.9 million higher than the constant currency ARR reported below. Operator Cloud ARR as of September 30, 2024 was $0.5 million higher than the constant currency ARR reported below.

Active sites represent locations active on our subscription services as of the last day of the respective reporting period. Our key performance indicators ARR and active sites are presented as two subscription service product lines:

•Engagement Cloud consisting of PAR Engagement (Punchh and PAR Ordering), PAR Retail (including GoSkip), and Plexure product offerings.
•Operator Cloud consisting of PAR POS, PAR Pay, PAR OPS (Data Central and Delaget), and TASK product offerings.

Annual Recurring Revenue

	As of September 30,		Increase (decrease)
(in thousands)	2025	2024	2025 vs 2024
Engagement Cloud:
Organic	$174,691	$151,785	15.1%
Inorganic*	2,100	—	—%
Total Engagement Cloud	176,791	151,785	16.5%

Operator Cloud:
Organic	105,832	92,942	13.9%
Inorganic**	15,766	—	—%
Total Operator Cloud	121,598	92,942	30.8%
Total	$298,389	$244,727	21.9%

*Inorganic Engagement Cloud ARR represents GoSkip ARR only as of September 30, 2025.
**Inorganic Operator Cloud ARR represents Delaget ARR only as of September 30, 2025.

Active Sites

	As of September 30,		Increase (decrease)
(in thousands)	2025	2024	2025 vs 2024
Engagement Cloud:
Organic	120.4	117.8	2.2%
Inorganic*	0.6	—	—%
Total Engagement Cloud	121.0	117.8	2.7%

Operator Cloud:
Organic	35.1	32.7	7.3%
Inorganic**	23.1	—	—%
Total Operator Cloud	58.2	32.7	78.0%

*Inorganic Engagement Cloud active sites represents GoSkip active sites only as of September 30, 2025.
**Inorganic Operator Cloud active sites represents Delaget active sites only as of September 30, 2025.

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
Adjusted EBITDA
Represents net (loss) income before income taxes, interest expense, and depreciation and amortization adjusted to exclude discontinued operations, stock-based compensation, contingent consideration, transaction costs, gain on insurance proceeds, severance, impairment loss, litigation expense, loss on extinguishment of debt, and other (income) expense, net.

Non-GAAP diluted net income (loss) per share
Represents net (loss) income per share excluding amortization of acquired intangible assets, non-recurring income taxes, non-cash interest, discontinued operations, stock-based compensation, contingent consideration, transaction costs, gain on insurance proceeds, severance, impairment loss, litigation expense, loss on extinguishment of debt, and other (income) expense, net.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net (Loss) Income to Adjusted EBITDA	2025	2024	2025	2024
Net (loss) income	$(18,177)	$(19,832)	$(63,567)	$16,070
Discontinued operations	—	(832)	(197)	(80,687)
Net loss from continuing operations	(18,177)	(20,664)	(63,764)	(64,617)
(Benefit from) provision for income taxes	(277)	653	1,948	(6,520)
Interest expense, net	1,465	3,417	4,507	6,755
Depreciation and amortization	12,471	10,575	36,768	26,702
Stock-based compensation	7,821	5,887	22,889	16,583
Contingent consideration	—	—	—	(600)
Transaction costs	1,171	1,125	2,887	6,103
Gain on insurance proceeds	—	(147)	—	(147)
Severance	123	(48)	833	1,680
Impairment loss	—	225	—	225
Litigation expense	1,907	—	3,254	—
Loss on extinguishment of debt	—	—	5,791	—
Other (income) expense, net	(664)	1,400	808	1,710
Adjusted EBITDA	$5,840	$2,423	$15,921	$(12,126)

(in thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation between GAAP and Non-GAAP Diluted Net Income (Loss) per share	2025	2024	2025	2024
Diluted net (loss) income per share	$(0.45)	$(0.56)	$(1.58)	$0.48
Discontinued operations	—	(0.02)	—	(2.38)
Diluted net loss per share from continuing operations	(0.45)	(0.58)	(1.58)	(1.90)
Non-recurring income taxes	—	—	—	(0.23)
Non-cash interest	0.01	0.02	0.04	0.05
Acquired intangible assets amortization	0.24	0.23	0.72	0.59
Stock-based compensation	0.19	0.16	0.57	0.49
Contingent consideration	—	—	—	(0.02)
Transaction costs	0.03	0.03	0.07	0.18
Gain on insurance proceeds	—	—	—	—
Severance	—	—	0.02	0.05
Impairment loss	—	0.01	—	0.01
Litigation expense	0.05	—	0.08	—
Loss on extinguishment of debt	—	—	0.14	—
Other (income) expense, net	(0.02)	0.04	0.02	0.05
Non-GAAP diluted net income (loss) per share	$0.06	$(0.09)	$0.08	$(0.74)

Diluted weighted average shares outstanding	40,582	35,865	40,427	33,931

(in thousands, except percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation between GAAP and Non-GAAP Subscription Service Gross Margin Percentage	2025	2024	2025	2024
Subscription Service Gross Margin Percentage	55.3%	55.3%	56.1%	53.6%
Subscription Service Gross Margin	$41,332	$33,120	$120,601	$76,736
Depreciation and amortization	7,996	6,781	23,427	18,041
Stock-based compensation	135	82	433	208
Severance	—	29	—	84
Non-GAAP Subscription Service Gross Margin	$49,463	$40,012	$144,461	$95,069
Non-GAAP Subscription Service Gross Margin Percentage	66.2%	66.8%	67.2%	66.4%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents. As of September 30, 2025, we had cash and cash equivalents of $92.5 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds.

Cash used in operating activities was $15.4 million for the nine months ended September 30, 2025, compared to $28.6 million for the nine months ended September 30, 2024. The decrease in cash used in operating activities was primarily driven by improved profitability from our core operations.

Cash used in investing activities was $10.9 million for the nine months ended September 30, 2025 compared to $178.1 million for the nine months ended September 30, 2024. Cash used in investing activities during the nine months ended September 30, 2025 included $4.3 million of cash consideration paid in connection with the GoSkip Asset Acquisition, capital expenditures of $2.5 million for fixed assets, and capital expenditures of $4.2 million for developed technology costs associated with our software platforms. The greater amount of cash used in investing activities during the nine months ended September 30, 2024 was largely driven by the Stuzo Acquisition and the TASK Acquisition during that period, which was partially offset by $92.1 million of cash consideration received in connection with the divestiture of PGSC and RRC, and $24.9 million of proceeds from net sales of short-term held-to-maturity investments.

Cash provided by financing activities was $11.5 million for the nine months ended September 30, 2025, compared to $279.3 million for the nine months ended September 30, 2024. Cash provided by financing activities during the nine months ended September 30, 2025 primarily consisted of the net proceeds from the sale of the 2030 Notes of $111.1 million (net of issuance costs), partially offset by the repayment in full of $90 million principal amount outstanding under the Credit Facility plus accrued interest and prepayment premium. Cash provided by financing activities during the nine months ended September 30, 2024 primarily consisted of a private placement of common stock of $194.5 million (net of issuance costs) and $87.3 million (net of issuance costs) from the Credit Facility. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $67.5 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $38.6 million, interest payments of $6.2 million and principal payments of $20.0 million related to long-term debt, and facility lease obligations of $2.6 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

Our non-current contractual obligations are $414.7 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $16.3 million, interest payments of $10.5 million and principal payments of $380.0 million related to long-term debt, and facility leases of $7.9 million. Refer to “Note 8 – Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report for additional information. We expect to fund such commitments with cash provided by operating activities, our sources of liquidity, and if necessary, equity, equity-linked, or debt financing arrangements.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the New Zealand dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee, the Japanese Yen, the Polish Zloty, and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net (loss) income as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of September 30, 2025, the impact of foreign currency exchange rate changes on our revenues and net (loss) income was not material. Additionally, as of September 30, 2025, we estimated that a 10 percent change in exchange rates against the U.S. dollar would not have a material impact on earnings, cash flows, or fair values over a one-year period, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

As of September 30, 2025, we had $20.0 million, $265.0 million, and $115.0 million in aggregate principal amount outstanding on the 2026 Notes, the 2027 Notes, and the 2030 Notes, respectively.

We carry the Senior Notes at face value less unamortized debt issuance costs and discount on the condensed consolidated balance sheets. The fair value of the Senior Notes are subject to interest rate risk, market risk and other factors due to their conversion features. In particular, the fair value of the Senior Notes changes when interest rates change or the market price of our stock fluctuates, with the fair value of the Senior Notes generally increasing as our stock price increases and generally decreasing as our stock price declines. Despite the effects of interest rate and market value changes on the Senior Notes’ fair value, we have no financial statement risk associated with changes in interest rates related to the Senior Notes because they bear interest at fixed rates. At

September 30, 2025, a hypothetical 10 percent change in interest rates would not have a material impact on earnings or cash flows over a one-year period.
Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

The Company's internal controls over financial reporting included those inherited from the TASK Group Acquisition, which have been evaluated by management and supplemented where deemed appropriate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify any other changes that occurred in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	November 6, 2025	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)