Form 10-K
period 2025-12-31
PAR TECHNOLOGY CORP
filed 2026-02-26
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of the registrant’s voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $2,784,987,956 on June 30, 2025.

There were 41,152,632 shares of common stock outstanding as of February 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report.

PAR TECHNOLOGY CORPORATION
Form 10-K
For the Fiscal Year Ended December 31, 2025

Unless the context indicates otherwise, references in this Annual Report to "we," "us," "our," the "Company," and "PAR" mean PAR Technology Corporation and its consolidated subsidiaries.

“PAR®,” “PAR POSTM”, “Punchh®,” “PAR OrderingTM”, "PAR OPS®," “Data Central®," “DelagetTM,” "PAR RetailTM", "PAR® Pay”, “PAR® Payment Services”, and other trademarks identifying our products and services appearing in this Annual Report belong to us. Solely for convenience, our trademarks referred to in this Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks. This Annual Report may also contain trade names and trademarks of other companies. Our use of such other companies’ trade names or trademarks is not intended to imply any endorsement or sponsorship by these companies of us or our products or services.

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical in nature, but rather are predictive of PAR's future operations, financial condition, financial results, business strategies, and prospects. Forward-looking statements are generally identified by words such as “believe,” “could”, "would," "should," "will," “continue,” "anticipate," “expect,” "plan," "intend," “estimate,” “future,” “may,” “potential,” and similar expressions.

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
•annual recurring revenue (ARR), active sites, subscription service gross margins, net loss, net income (loss) per share, and other key performance indicators and non-GAAP financial measures;
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
•our ability to execute our business and operations plan, implement our strategies, and manage our business continuity risks, including service interruptions and disruptions or delays in product assembly and fulfillment;
•potential impacts, liabilities, and costs from pending or potential investigations, claims, and disputes; and
•other factors, risks, trends, and uncertainties that could cause our actual results to differ materially from those expressed in or implied by forward-looking statements contained in this Annual Report, including but not limited to, those described under “Part I, Item 1. Business”, “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and in our other filings with the Securities and Exchange Commission (the “SEC”).

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities law.

PART I

Item 1.     BUSINESS

Overview

PAR is a leading foodservice technology company providing omnichannel cloud-based software and hardware solutions to the restaurant industry in three major restaurant categories – quick service, fast casual, and table service – and to the retail industry, including convenience and fuel retailers (C-Stores). Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other foodservice outlets with operational efficiencies through a data-driven network with integration capabilities from front- and back-of-house to customer fulfillment. Our omnichannel solutions are used in more than 150,000 active restaurants and retail locations across the world.

PAR’s solutions are designed with flexibility and openness at their core and are engineered to scale and adapt with brands at every stage of growth. Our solutions integrate with others, yet deliver significant value when used together across our software, hardware, and payments offerings. With intentional innovation as a priority, PAR’s solutions help streamline operations, drive higher engagement, and strengthen guest experiences for restaurants and retailers globally.

Our Mission and Vision

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

PAR's vision of unified experience is a single platform that provides seamless connections from our customers' backend systems through to their customer-facing channels enabling our customers to deliver innovation, differentiated experiences, and competitive advantage. It's the setup enterprise restaurants and retailers require to support omnichannel journeys and create a unified view of customer interactions, products, and management systems. We continually strive to enhance and expand our cloud-based solutions to provide full integration of key data points that drive guest satisfaction and operational efficiencies to our customers across our product and service offerings.

Our Products and Services

Subscription Services

Our subscription services consist of software-as-a-service ("SaaS") solutions, related software support, managed platform development services, and transaction-based payment processing services, and are grouped into two product lines:

ENGAGEMENT CLOUD, offering customer facing solutions:

PAR ENGAGEMENT, which includes the Punchh and PAR Ordering product offerings, is our expanded guest engagement suite of enterprise-grade, AI-powered tools to manage loyalty, marketing and offers, ordering, and guest data across key touchpoints. When used together, these tools power personalized loyalty programs with rewards and flexible, branded ordering experiences across web, mobile, and kiosk, with dynamic upsells and menu logic that make ordering and reward redemption easy for guests and operators. Underneath it all, real-time guest identity and behavioral data unify interactions into a single view, which can then be leveraged through targeted campaigns and personalized offers across email, SMS, web, app, and wallets to increase customer lifetime value.

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

Our SaaS solutions are extensible and built on open application programming interfaces (“API”) enabling integration by more than 600 integration partners, including leading industry brands, to extend the reach and capabilities of our SaaS solutions and those of our integration partners.

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

Wireless Communications, Drive-Thru Systems. Our wireless headsets for drive-thru order-taking provide our customers with another means to deliver their products and serve their customers. The PAR G5® headset provides clear audio and an ergonomic fit. PAR's drive-thru timer systems provide crew and managers near-real-time feedback to improve speed of service and meet performance targets.

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

Hardware repair. We offer depot repair, warranty, and overnight Advanced Exchange services from our office in Mississauga, Ontario and our corporate headquarters in New Hartford, New York.

Installation and implementation. We offer hardware installation and software implementation services.

Training. We offer application training to customers’ in-store staff and provide technical training to our customers’ information systems personnel.

On-site and technical support. We offer on-site support in the continental U.S. through our field tech service network and 24-hour help desk support from our diagnostic service centers located in New Hartford, New York and Tampa, Florida. Outside the continental U.S. we provide our professional services directly or through authorized providers.

Supply

We have agreements for the supply of hardware products and components, including long-term or volume-based purchase agreements with some suppliers. We have alternative sources in the event one or more of our component suppliers are not able to perform or fully perform; and we hold safety stocks of single source hardware products in quantities that we believe are sufficient to protect against possible supply chain disruptions. To mitigate supply chain risks, we continue to adjust our pricing to reflect market conditions, increase our inventory levels of scarce components, and expand our supplier network by identifying and/or establishing alternative suppliers of our hardware products.

Sales and Marketing

We sell our products and services to enterprise restaurants, franchisees, and other restaurant outlets and to C-Stores and other retail customers, including amusement parks, cinemas, cruise lines, spas, casinos, and other ticketing and entertainment venues. Our dedicated sales teams work closely with potential customers to understand their operational challenges and recommend the most effective solutions. Our sales teams are organized in two main areas: enterprise customer sales, focused on tier-one (brands operating 500 or more sites) and tier-two (brands operating 50-499 sites) customers; these customers are generally driven by requests for proposals and have longer sales cycles, where we aid our sales team with premier support and pre-sales engineers; and sales to customers with small to medium-size businesses, where we focus on providing simplified solutions and quicker implementation of our products. We also leverage a network of channel partners, including resellers, distributors, and integrators, as a cost effective means of extending our selling opportunities. Sales and marketing expenses were $48.9 million, $41.7 million, and $38.5 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

We have longstanding relationships with several of the largest brands in the restaurant space, including as an approved provider of restaurant technology solutions and related support to McDonald's Corporation and its franchisees since 1980, to Yum! Brands since 1983, and to Dairy Queen since 2018. McDonald's Corporation accounted for 21% of our total revenue in 2025.

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

Our open integration platform, enterprise-grade omnichannel cloud-based software and hardware solutions, combined with our development capabilities, extensive domain knowledge and expertise, excellent product reliability, direct sales teams, and responsive customer service and support are some of our competitive advantages. We also believe our customer base is a competitive advantage; our customers are primarily enterprise and fast-growing brands and typically choose our products when opening new stores and locations. However, several factors can affect our ability to successfully compete, including rapid adoption of new technologies such as AI in product development and as a component of products and services, the constant introduction of new product and service offerings, and aggressive pricing strategies.

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

Research and Development

Product research, innovation, and product development are an integral part of our business. We continually evaluate customer needs and new technologies to enable us to develop innovative and relevant products and product enhancements. We leverage AI to assist in the generation of code and other product-related artifacts which assists in driving efficiency and innovation in our development process. Research and development expenses were $81.8 million, $67.3 million, and $58.4 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Human Capital

We prioritize finding, developing and rewarding extraordinary talent. Our employee-first strategy is designed to provide an inclusive and safe environment where our employees enjoy coming to work each day to support our customers and grow our business. As of December 31, 2025, we employed 1,809 people worldwide, 1,800 of whom were full-time.

We value urgency, ownership, delivering outcomes, never settling, and winning together, which we consider to be the foundation for how we operate and make decisions.

Leadership's Role: Our senior management team is responsible for developing and executing our human capital strategy. We seek employees who share a passion for technology and its ability to improve our customers’ businesses. Our mission is to create an environment that reflects our values of urgency, ownership, delivering outcomes, never settling, and winning together where our employees thrive. Our strategy is to seek to hire the best talent, give them the responsibility and authority they deserve, and let them make the decisions on how to best execute. We design our employee compensation and benefits programs to be competitive and consistent with our values, to incentivize and reward outstanding performance. Our Chief Executive Officer and Chief Human Resources Officer regularly update the compensation committee of our board of directors on key areas of our human capital strategy, including the following:

Culture: Our commitment to culture is simple: it’s about community and belonging. We want to understand and integrate our employees’ unique perspectives and voices every day. Our employees should feel a sense of belonging and want to be part of the PAR team.

Employee Engagement and Talent Management/Development: Consistent with our employee-first strategy, we believe that our employees should have the opportunity to communicate their feedback, concerns and suggestions. We conduct annual employee engagement surveys to understand the sentiment of our employees and inform our strategies around employee engagement, retention, and total rewards. In 2025, we continued our quarterly “Living Our Values” awards. Employees submit examples where PAR values are demonstrated by a coworker, enabling them to be selected as a quarterly Living Our Values winner. Winning recipients are recognized in front of their peers for their efforts and accomplishments, in addition to custom swag and spot bonuses.

We offer a variety of programs to support employee growth and development at PAR. In 2025, we launched a company-wide mentorship program as well as a focused rising female leaders summit. We also rolled out a career development management toolkit to enable intentional career discussions between managers and employees, enabling ongoing development of talent and internal mobility across the organization.

Our Annual Talent Roadmap includes a performance review, and 360 feedback annually for all employees, as well as a robust talent review of director level and above employees with our executive team. In 2026, we will invest in the design and launch of an internally focused learning function to accelerate our career development options.

Our compensation philosophy aims to attract, retain, and incentivize top performers in a highly competitive market for talent using short-term and long-term performance targets. To support our meritocratic, pay-for-performance strategy, we reward employees for achieving performance targets and contributing to our culture by living our values day in and day out. We have a robust CEO award program that gives leaders the opportunity to over index on rewarding top performers in their organizations during the annual performance review cycle.

Health and Safety: The health and safety of our employees in the workplace are of utmost importance to us. We regularly assess our facilities to ensure compliance with our health and safety guidelines and regulatory requirements. We continue to offer the Headspace Employee Assistance Program (EAP) to our global team, providing confidential, best-in-class meditation, mindfulness support, and a full suite of work-life services to full-time employees and their families. We also introduced the Benepass Wellness Program and Lifestyle Spending Account, providing additional funding for personalized wellness needs to every employee. Additionally, as part of our dedication to employees' health, safety, and well-being, PAR established the donor-funded PAR-Sammon Family Employee Assistance Fund (EAF) to provide support during times of need.

Talent Acquisition and Attrition: PAR is committed to attracting top talent from diverse sources to meet current and future business needs. In 2025, we implemented a standardized talent selection process to raise hiring standards and introduced AI-powered resume scanning to reduce time-to-fill while helping to minimize bias. To proactively attract diverse talent and broaden our candidate pool, we continue to engage with universities, professional associations, industry groups, and leverage PAR’s robust employee value proposition, which includes our location-flexible philosophy, a collaborative global work environment, and a shared sense of purpose. Our focus on retaining talent is rooted in our employee-first strategy and includes investments in employee engagement, diverse talent sourcing tools, talent management systems, and development. We continue to make appropriate adjustments to help ensure competitive compensation, including the review of our career and compensation framework and the creation of a globally unified total rewards operating model.

Available Information

Our website is located at https://partech.com. Our Annual Reports on Form 10-K, Proxy Statements on Schedule 14A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports and statements filed or furnished by us pursuant to the Exchange Act are available, free of charge, on our website at https://partech.com/investor-relations/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines, Board of Directors’ committee charters and Code of Conduct are also available, free of charge, at https://partech.com/investor-relations/. The information posted on or accessible through our website is not incorporated into this Annual Report or in any other report or document we file with the SEC. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including PAR.

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

•Cost of products and components. Certain areas of our business have and could continue to experience supply chain challenges, including: shortages, shipping delays, and increased costs due to price increases for hardware products and components (including as a result of increased demand from AI data center construction around the world) and in shipping costs; changes in U.S. and foreign trade policies, including new or increased tariffs, potential sanctions and counter-sanctions, particularly with or involving China, South Korea, and Taiwan, could result in increased costs. We have taken steps to minimize the impact of these factors. We have expanded the regions where we sell our hardware products, and we continue to adjust our pricing to reflect market conditions, increase our inventory levels of scarce components, and expand our supplier network by identifying and/or establishing alternative suppliers of our hardware products.

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

We depend on third-party suppliers to deliver hardware products and components in sufficient quantities, at reasonable prices, and timely so that we can timely deliver and install our hardware products and perform our Advanced Exchange, depot repair and field services. We have agreements for the supply of hardware products and components, including long-term or volume-based purchase agreements with some suppliers. We have alternative sources in the event one or more of our component suppliers are not able to perform or fully perform; and we hold safety stocks of single source hardware products in quantities that we believe are sufficient to protect against possible supply chain disruptions; however, we cannot assure that hardware products and components will be available or available in needed quantities and quality or at favorable or competitive prices, including because of increased demand for hardware products and components from AI data center construction around the world. If we experience a problem (availability, quantity, quality, or pricing) with one or more of our suppliers that we are not able to cover or adequately cover from other sources, it could lead to a shortage of hardware products and components and extended lead times for the delivery and installation of our hardware products or adversely affect our performance of Advanced Exchange, depot repair and field services, which could negatively impact our ability to satisfactorily and timely meet our contractual and customer obligations. This could result in reduced sales, breach or termination of contracts, and damage to our reputation and relationships with our customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Further, in some instances, we are dependent on single-source suppliers for our hardware products, which may subject us to other significant risks, including inadequate inventory, higher prices, and reduced control over delivery schedules.

Most of our suppliers of hardware products and components are located internationally, including in South Korea, China, and Taiwan, and are susceptible to hostilities in those regions and tariffs and other restrictions on trade between the United States and countries where our hardware products and components are sourced, which could increase the cost or restrict the availability of hardware products and components to us that we may not be able to offset or cover from another source. Furthermore, certain of our suppliers have and may continue to limit the allocation of hardware products and components to us and could decide to discontinue business with us (including as a result of increased demand from AI data center construction around the world), which could result in our inability to fill our supply needs, jeopardizing our ability to fulfill our contractual obligations, which could in turn, result in a decrease in sales and cash flows, contract penalties or terminations, and damage to customer relationships and our reputation.

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

Inventory management is an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of hardware product and component inventory availability and shortages and customer requirements. We hold safety stocks of single source hardware products in quantities that we believe are sufficient to protect against possible supply chain disruptions and, in some instances, we have increased our inventory levels of components to satisfy anticipated customer requirements. Higher inventory levels can lead to increased costs for hardware products and components, higher inventory expenses, and lower gross margins, potentially necessitating the write-down of excess inventory. Effective inventory management is crucial, and failure to maintain optimal inventory levels could negatively impact our financial condition, operational results, and ability to achieve and sustain profitability.

If we are unable to recruit, develop, and retain skilled employees, our business, financial condition, and results of operations may be materially and adversely harmed.

Our ability to successfully execute our operational plans and growth strategies, achieve our business and/or development objectives, or increase the scope or range of our service or product offerings is dependent, in part, on our ability to attract, develop, and retain skilled employees, including data security and product architects, engineers and technical personnel, and sales representatives. Competition for top talent in the restaurant/retail and technology industries is intense. If we cannot effectively recruit, develop, and retain qualified employees to drive our operational and strategic goals and develop and convert opportunities our business could suffer. Our ability to recruit, develop, and retain necessary qualified employees depends on a number of factors, including compensation and benefits, flexibility regarding virtual and hybrid work arrangements, work location, work environment, and corporate culture.

Acquisitions are an element of our growth strategy, which subjects us to risks commonly associated with acquisition transactions, which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We expect to continue expanding our business through acquisitions of complementary companies, products, and technologies, including those in new or adjacent verticals. Acquisition transactions are subject to risks including:

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
•difficulties entering geographic markets, new market segments, or new verticals in which we have limited or no prior experience, which may expose us to unfamiliar market dynamics and heightened execution risk;
•cybersecurity and data security and protection related considerations, controls and exposures, including risks related to becoming subject to additional rapidly evolving and complex regulatory regimes;
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

Our international operations subject us to local laws and regulatory regimes, geopolitical or economic changes or events, uncertainties, and other factors that could harm our business, financial condition, and results of operations.

For the years ended December 31, 2025, 2024, and 2023, 16.9%, 12.5%, and 8.5%, respectively, of our total consolidated revenues were derived from sales outside of the United States. Our business, financial condition, and operations could suffer due to a variety of international risks including:

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
•geopolitical events, such the Russia-Ukraine war, tensions with China and between China and Taiwan, hostilities in the Middle East, and uncertainty relating to new or increased tariffs or other trade restrictions implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, which could result in reduced economic activity, increased costs in operating our business, or other potentially adverse economic outcomes;
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
•compliance with the laws and regulatory requirements of numerous foreign jurisdictions, including foreign taxing jurisdictions and overlapping of different tax regimes;
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

The risks described above could increase the cost of doing business internationally, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, our international employees, including our employees located in India, Canada, New Zealand, Australia, and Serbia, and third-party consultants, including consultants located in the Philippines, Ukraine, Poland, and Nicaragua, provide software development and support services. A sustained loss of the software development services provided by our international employees and third-party consultants could negatively impact our software development efforts, adversely affect our competitive position, harm our reputation, impede our ability to achieve and sustain profitability, and negatively impact our business, financial condition, results of operations, and cash flows.

Natural disasters, pandemics, or other natural or manmade disasters or outbreaks could negatively impact our business and operations.

Our business is susceptible to losses and interruptions caused by flooding, hurricanes, earthquakes, power shortages, telecommunications failures, pandemics and other natural or manmade disasters any one of which could have an adverse impact in countries or regions in which we conduct our business or offer and sell our services and products or our customers conduct their businesses and, in turn, decrease the demand for our services or products. Such events could also: cause delays or disruptions in access to our subscription services or third-party providers’ software and systems; cause supply chain disruptions, resulting in shortages or delays in shipments of hardware products and components; create health and safety risks to our employees and distract employee productivity; and result in changes in consumer spending choices and customer investment decisions, any one of which could harm our business and results of operations. Moreover, we may be subject to climate-related regulations and reporting requirements and changing market dynamics and stakeholder expectations regarding climate change and any impact our operations have or may have on the environment, all of which may impact our business, financial condition and results of operations.

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

Our cloud applications and information technology systems and those of our third-party service providers/integrators and customers are inherently subject to security defects and vulnerabilities due to the release of new technologies and new techniques developed by malicious actors. If the manner and timing of how we fix identified security defects and vulnerabilities to our cloud applications and information technology systems is wrong or the manner and timing of how our third-party service providers/integrators, or third-party network providers fix defects and vulnerabilities in their cloud applications and information technology systems is wrong, or our customers do not implement or timely implement security updates or version upgrades provided by us or our third-party service providers\integrators, then our and our third-party service providers\integrators cloud applications and information technology systems, and the information technology systems of our customers may be left vulnerable to delays and disruptions to access, which may result in our customer’s being unable to conduct their businesses. Unchecked security defects or vulnerabilities, may result in a material failure of our or our third-party providers\integrators cloud applications and information technology systems, substantial service disruptions, unauthorized access or denial of access, data loss or misappropriation of information, which in turn could result in breach of contract claims, indemnity obligations, governmental investigations and litigation, indemnity obligations, and reputational damage, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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

We believe that our products and services do not infringe the intellectual property rights of third parties; however, third parties have asserted infringement, misappropriation, and other related claims against us in the past and we cannot guarantee that third parties will not assert such claims against us with respect to our current or future products and services, or that any such assertions will not require us to enter into royalty arrangements or settlement agreements, or result in costly litigation or in our being unable to use certain intellectual property. Infringement assertions and related causes of action from third parties have involved, and may in the future involve, patent holding companies or non-practicing entities or other patent owners who have no relevant product revenue, and therefore our viable and supportable defenses may provide little or no deterrence to these entities or patent owners in bringing intellectual property rights claims against us. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We actively develop AI-native products and sophisticated AI tooling, integrating advanced AI technologies across our product development, internal operations, and customer solutions. We are committed to significantly expanding these capabilities with the clear ambition to establish and maintain PAR's role as an AI innovation leader within our industry. However, our expanding use of AI—and that of third parties—carries risks, including the potential for bias or inaccurate outputs leading to flawed decision-making, misuse or infringement of intellectual property rights, operational inefficiencies, and unauthorized disclosure of sensitive information. Ensuring the integrity and security of AI tools and usage may require significant investment, potentially impacting our gross margins; however, if we fail to properly address these issues our reputation could be harmed and the demand for our products or services reduced, which could have a material adverse effect on our business, financial condition, and results of operations.

The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, with jurisdictions around the world applying, or considering applying, laws and regulations related to intellectual property, cybersecurity, export controls, privacy, data security, and data protection to AI, or general legal frameworks on AI, such as the Colorado AI Act, which goes into effect in June 2026, or the EU AI Act, parts of which went into effect in 2025. These laws and regulations are evolving and the application, interpretation, and enforcement of these laws and regulations are uncertain; nevertheless, our failure or perceived failure to comply with applicable laws and regulations, industry standards or ethical requirements and expectations relating to AI could damage our reputation, discourage current or potential customers from using our products and services, and result in costly governmental investigations, enforcement actions or litigation, breach of contract claims, indemnity obligations, additional insurance costs, and/or penalties, which could have a material and adverse effect on our business, financial condition, and results of operations. Moreover, the public may perceive AI negatively, associating it with job displacement and privacy and ethical concerns. This perception could harm our reputation, lead to reduced demand for our products or services or harm our ability to obtain favorable pricing or other terms for our products and services, which could have a material adverse effect on our business, financial condition and results of operations.

Financial Related Risks

We may not be able to achieve and sustain profitability, which could have a material adverse effect on our financial condition and the trading price of our common stock.

We have incurred operating losses in each of the last several years, including for the year ended December 31, 2025. For us to achieve and sustain profitability, we must operate our business consistent with our capital allocation strategy, which focuses on the allocation of our capital to revenue generating activities, while controlling expenses. We cannot assure that we will be successful in achieving or sustaining profitability in the future, among other things:

•our investments in new products, new features for existing products—including the development of AI-native products, advanced AI tooling and capabilities, and related infrastructure—may require significantly greater capital than anticipated, or these initiatives may not deliver the expected commercial success, incremental revenue, or business growth;
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

For the year ended December 31, 2025, one customer accounts for a significant portion of our revenues. The loss of this customer's purchase of hardware, subscription services, and professional services, or a significant reduction, delay, or cancellation of purchases of hardware, subscription services, and professional services by this customer, could materially and adversely affect our business, results of operations, and cash flows.

Aggregate sales of hardware, subscription services, and professional services to the one customer and their respective franchisees accounted for 21% of our consolidated revenues for the year ended December 31, 2025. Significant reductions, delays or cancellations of hardware sales, subscription services, and professional services to this customer and its franchisees would reduce our revenue and operating income and could materially and adversely affect our business, results of operations, and cash flows.

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

If a fundamental change occurs, holders of the Senior Notes may require us to repurchase all or a portion of their Senior Notes in cash. Furthermore, upon conversion of any Senior Notes, unless we elect to deliver solely shares of our common stock to settle the conversion (excluding cash in lieu of delivering fractional shares of our common stock), we must make cash payments in respect of the Senior Notes. Even if holders do not elect to convert their Senior Notes, we could be required under applicable accounting rules to reclassify all or a material portion of the outstanding principal of the Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Any of the cash payments described above could be significant, and if we fail to repurchase the Senior Notes when required or deliver the consideration due upon conversion, we will be in default under the indentures governing the Senior Notes. In such an event of default, holders of the Senior Notes with the defaulted indebtedness could elect to declare all principal, together with accrued and unpaid interest, due and payable, which would materially and adversely affect our financial condition and results of operations.

We make estimates and assumptions in connection with the preparation of our financial statements, and any changes to those estimates and assumptions could adversely affect our results of operations, cash flows and financial condition.

In connection with the preparation of our financial statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates”. For example, we make significant estimates and assumptions when accounting for revenue recognition, the recognition and measurement of assets acquired and liabilities assumed in business combinations and asset acquisitions at fair value, stock-based compensation, identifiable intangible assets and goodwill, valuation allowances for receivables, and valuation of excess and obsolete inventories. These estimates and assumptions are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could adversely affect our results of operations, cash flows, and financial condition.

A portion of our total assets consists of goodwill and identifiable intangible assets, which are subject to a periodic impairment analysis. A significant impairment determination in any future period could have an adverse effect on our financial condition and results of operations, even without a significant loss of revenue or increase in cash expenses attributable to such period.

Our goodwill was approximately $898.0 million at December 31, 2025 and our intangibles were $203.4 million at December 31, 2025. Identifiable intangible assets are primarily a result of business acquisitions and internally developed capitalized software. We test our goodwill and identifiable intangible assets for impairment annually, or more frequently if an event occurs or circumstances change that would indicate possible impairment. We describe the impairment testing process more thoroughly in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” Our estimates are subject to uncertainties. If we determine an impairment has occurred at any point in time, we will be required to reduce goodwill or identifiable intangible assets on our balance sheet, which could materially and adversely impact our financial condition and results of operations. Additional information about our impairment testing is contained in "Note 1 – Summary of Business and Significant Accounting Policies" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report.

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

We have and likely will in the future issue and sell shares of common stock or other securities to raise capital or issue securities for a variety of purposes, including in connection with acquisitions of other businesses or other strategic transactions. The issuance of newly issued shares of our common stock or securities convertible into our common stock could dilute existing shareholders by reducing each share’s percentage ownership of the company, thereby decreasing current shareholders’ proportionate interest in future earnings, assets, and voting power, and potentially lowering the market price of our common stock. Additionally, dilution may have a negative impact on the price of our common stock if investors react unfavorably to a transaction involving the issuance of shares.

Our evaluation or completion of strategic transactions may negatively impact our business and stock price.

Our board of directors and management periodically evaluate strategic transactions to maximize value for our shareholders, including strategic acquisitions, sales of non-strategic assets or businesses, capital markets and other transactions. We cannot provide assurance that any transaction will be completed; whether we decide to pursue a transaction will depend on numerous factors, some of which are beyond our control. Such factors include the interest of potential acquisition targets or acquirers, sources of financing and terms, market conditions, and industry trends. Even if a transaction is completed, there can be no assurance that the transaction will be successful or have a positive effect on shareholder value. In addition, our financial results and operations could be adversely affected, including the diversion of management’s attention from our operations and the execution of other strategies. We have and will continue to incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic transactions, including legal, accounting, and financial advisor fees. Furthermore, the public announcement of a strategic transaction may negatively impact our operating results if investors react unfavorably to the announcement or if we are not able to realize the anticipated benefits of the transaction. We do not intend to disclose developments or provide updates with respect to potential strategic transactions unless and until disclosure is appropriate or required. Accordingly, speculation regarding potential strategic transactions could cause our stock price to significantly fluctuate.

The trading price and volume of our common stock has experienced, and may continue to experience, volatility, which could result in losses for our shareholders.

The trading price and volume of our common stock has experienced, and may continue to experience, volatility, which could result in losses for our shareholders. Additionally, such volatility could limit our ability to finance strategic transactions, including acquisitions, using our common stock, potentially impacting our ability to pursue valuable opportunities. A number of factors can impact the trading price of our common stock, including:

•the actual or perceived impact of uncertainties, volatility, and economic disruption created by macroeconomic conditions and geopolitical events, including, inflation, recession, interest rate fluctuations, actual and potential shifts in and uncertainties with respect to U.S. and foreign trade policies (including new or increased tariffs or other trade restrictions implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries), actual or anticipated military or political conflicts (including the Russian-Ukraine war, tensions with China and between China and Taiwan, hostilities in the Middle East)

and global pandemics or other public health crises, on our business, our customers, and the industries in which we operate;
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
•the contents of published research reports about us or the industries in which we operate;
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

In addition, the market for technology stocks or the stock market in general has experienced and may continue to experience uneven investor confidence, which may cause the trading price for our common stock to decline for reasons unrelated to our operating performance.

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

PAR’s cybersecurity risk management program leverages industry-recognized security frameworks, including the U.S. National Institute of Standards and Technology ("NIST") and the Center for Internet Security ("CIS") Critical Security Controls. We also engage third-party independent auditors to attest to the implementation and operational effectiveness of security controls implemented within our product and service environments in scope for Payment Card Industry Data Security Standard ("PCI DSS") and American Institute of Certified Public Accountants ("AICPA") System and Organization Controls ("SOC") as well as financial systems in scope for Sarbanes-Oxley information technology general controls. Our internal audit team conducts regularly scheduled audits of our IT and business systems. The results of these audits are reported to senior management and the audit committee as part of the quarterly reporting process discussed above.

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

Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to provide that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, and maintaining cybersecurity programs.

Our cyber risk assessment program is managed by our Information Security & Privacy team, which is led by our Vice President of Information Security & Privacy, who has over twenty-four (24) years of experience in the cybersecurity and technology industry. The Vice President of Information Security & Privacy reports to our Chief Financial Officer. The Vice President of Information Security & Privacy oversees multiple teams that are operationally responsible for PAR’s cybersecurity, including IT Security, Cloud Security, and Development, Security & Operations, each of which provides regular updates to the Vice President of Information Security & Privacy regarding threat intelligence, cyber incidents, and cyber risk mitigation strategies as part of their responsibilities. The Vice President of Information Security & Privacy works closely with the Vice President of IT, who is responsible for PAR's information technology, and with the Chief Technology Officer (CTO), who is responsible for software engineering across most of PAR’s products. Together, the three individuals have a complementing set of responsibilities to align, implement, and govern cybersecurity policies, standards, and technology controls throughout PAR.

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

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market

Our common stock is listed on the New York Stock Exchange under the symbol “PAR”. According to the records of our transfer agent, as of February 24, 2026, there were 258 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers, banks, and other nominees.

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

Performance Graph

The performance graph below shows the cumulative total shareholder return on our common stock compared to the cumulative total shareholder return on the Russell 2000 index and the Russell 2000 Technology index, a published peer industry group of 193 companies on an annual basis.

The performance graph assumes the investment of $100 on December 31, 2020 in our common stock, the Russell 2000 and the Russell 2000 Technology indices. The cumulative total shareholder returns shown below represent the value that such investments would have had on December 31, 2025 (assuming reinvestment of all dividends). Historical stock price performance should not be relied upon as an indication of future stock price performance.

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

The following section generally discusses year-over-year comparisons between 2025 and 2024. Discussions related to year-over-year comparisons between 2024 and 2023 are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025.

2025 Operating Performance Highlights

Organic - Year-over-year growth of 15.0%	Total - Year-over-year growth of 15.7%

GAAP - Year-over-year improvement of 120 basis points (bps)

Non-GAAP - Year-over-year improvement of 90 basis points (bps)

Net Loss from Cont. Ops. Year-over-year improvement of $5.3 million

Adjusted EBITDA Year-over-year improvement of $29.3 million

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators, such as annual recurring revenue (ARR), and non-GAAP financial measures, including non-GAAP subscription service gross margin percentage and adjusted EBITDA. We use these key performance indicators and non-GAAP financial measures to evaluate our performance.

Macroeconomic Environment

The tariff and supply chain environment is complex and evolving. Beginning in the second quarter of 2025, the U.S. government implemented a series of significant new tariffs, including on imports from several countries where we source certain components and hardware products. Other countries have responded with retaliatory actions or plans for retaliatory actions. There has been significant uncertainty resulting from the implementation, termination, and conditional pause of these tariffs and the situation remains fluid, including because of the U.S. Supreme Court's decision that the International Emergency Economic Powers Act does not authorize the President to impose tariffs. Additionally, increased demand for hardware products and components from AI data center construction around the world has created uncertainty as to whether these products will be available or available in needed quantities and quality or at favorable or competitive prices. We continue to monitor macroeconomic trends and uncertainties in light of continuing changes to global trade policies and supply chain pressures, which may have adverse effects on our hardware revenue and hardware gross margin. As a result of these events, we anticipate increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty. Management continues to evaluate and implement mitigating actions, including potential supply chain resiliency movements, cost or pricing measures and alternative shipping practices, if needed, as the macroeconomic environment evolves.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act contains changes to U.S. federal tax law, including reinstatement of immediate expensing of domestic research and development expenditures, and has multiple effective dates. The enacted legislation did not have a material impact on our annual effective tax rate for the fiscal year ended December 31, 2025, and resulted in a decrease to taxes payable. We will continue to evaluate all applicable provisions of the legislation and their impact on our consolidated financial statements for the fiscal year ended December 31, 2026 and beyond.

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

Professional Service

Consists of revenue from hardware support, installations and implementations, and on-site and technical support.

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

General and Administrative

Consists of employee-related costs incurred for management and administrative functions, including finance, legal, human resources, and information technology. General and administrative expenses also include costs related to fees paid for certain professional services and software, insurance, and occupancy costs, as well as bad debt expense and depreciation expense.

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

Other Non-Operating Expenses

Interest expense, net

Consists of interest incurred on the 2026 Notes, 2027 Notes, and 2030 Notes, as well as on the credit facility with Blue Owl Capital Corporation as administrative agent and collateral agent and Blue Owl Credit Advisors, LLC as lead arranger and bookrunner (the "Credit Facility") prior to its repayment in January 2025 and on the 4.500% Convertible Senior Notes due 2024 (the "2024 Notes") prior to the induced conversion in October 2023, offset by interest earned from cash held in money market accounts and on our marketable securities.

Loss on extinguishment of debt

Represents the loss on inducement of our 2024 Notes and partial inducement of our 2026 Notes, and the loss related to the early repayment of the Credit Facility.

Other (expense) income, net

Consists of foreign currency transaction gains and losses and other miscellaneous non-operating income and expenses.

(Provision for) Benefit from Income Taxes

Consists of U.S. federal and state income tax, international income taxes in various foreign jurisdictions, and interest and penalties related to income taxes. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, and permanent differences between GAAP and local tax laws. Refer to "Note 13 – Income Taxes" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional information about our income taxes and effective tax rate.

RESULTS OF OPERATIONS

Results of operations for the years ended December 31, 2025, 2024, and 2023 were as follows:

Consolidated Results

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues, net:
Subscription service	$291,170	$207,422	$122,597	63.9%	59.3%	44.3%	40.4%	69.2%
Hardware	106,410	87,040	103,391	23.4%	24.9%	37.4%	22.3%	(15.8)%
Professional service	57,967	55,520	50,726	12.7%	15.9%	18.3%	4.4%	9.5%
Total revenues, net	$455,547	$349,982	$276,714	100.0%	100.0%	100.0%	30.2%	26.5%

Gross margin
Subscription service	159,143	110,903	58,862	34.9%	31.7%	21.3%	43.5%	88.4%
Hardware	24,366	21,117	23,072	5.3%	6.0%	8.3%	15.4%	(8.5)%
Professional service	14,517	14,104	7,512	3.2%	4.0%	2.7%	2.9%	87.8%
Total gross margin	198,026	146,124	89,446	43.5%	41.8%	32.3%	35.5%	63.4%

Operating expenses:
Sales and marketing	48,911	41,708	38,513	10.7%	11.9%	13.9%	17.3%	8.3%
General and administrative	122,707	108,898	72,139	26.9%	31.1%	26.1%	12.7%	51.0%
Research and development	81,771	67,258	58,356	18.0%	19.2%	21.1%	21.6%	15.3%
Amortization of identifiable intangible assets	13,408	8,452	1,858	2.9%	2.4%	0.7%	58.6%	>200%
Adjustment to contingent consideration liability	—	(600)	(9,200)	—%	(0.2)%	(3.3)%	(100.0)%	(93.5)%
Gain on insurance proceeds	—	(495)	(500)	—%	(0.1)%	(0.2)%	(100.0)%	(1.0)%
Total operating expenses	266,797	225,221	161,166	58.6%	64.4%	58.2%	18.5%	39.7%

Operating loss	(68,771)	(79,097)	(71,720)	(15.1)%	(22.6)%	(25.9)%	(13.1)%	10.3%
Other (expense) income, net	(1,118)	1,146	(485)	(0.2)%	0.3%	(0.2)%	(197.6)%	<(200)%
Loss on extinguishment of debt	(5,791)	(6,560)	(635)	(1.3)%	(1.9)%	(0.2)%	(11.7)%	>200%
Interest expense, net	(6,055)	(10,167)	(6,931)	(1.3)%	(2.9)%	(2.5)%	(40.4)%	46.7%
Loss from continuing operations before income taxes	(81,735)	(94,678)	(79,771)	(17.9)%	(27.1)%	(28.8)%	(13.7)%	18.7%
(Provision for) benefit from income taxes	(2,923)	4,768	(1,848)	(0.6)%	1.4%	(0.7)%	(161.3)%	<(200)%
Net loss from continuing operations	$(84,658)	$(89,910)	$(81,619)	(18.6)%	(25.7)%	(29.5)%	(5.8)%	10.2%
Net income from discontinued operations	197	84,923	11,867	—%	24.3%	4.3%	(99.8)%	>200%
Net loss	$(84,461)	$(4,987)	$(69,752)	(18.5)%	(1.4)%	(25.2)%	>200%	(92.9)%

Historical results from our Government segment are reported as discontinued operations. Refer to "Note 4 - Discontinued Operations" within "Item 8. Financial Statements and Supplementary Data" for additional information.

Revenues, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues, net:
Subscription service	$291,170	$207,422	$122,597	63.9%	59.3%	44.3%	40.4%	69.2%
Hardware	106,410	87,040	103,391	23.4%	24.9%	37.4%	22.3%	(15.8)%
Professional service	57,967	55,520	50,726	12.7%	15.9%	18.3%	4.4%	9.5%
Total revenues, net	$455,547	$349,982	$276,714	100.0%	100.0%	100.0%	30.2%	26.5%

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Total revenues were $455.5 million for the year ended December 31, 2025, an increase of $105.6 million or 30.2% compared to $350.0 million for the year ended December 31, 2024.

Subscription service revenues were $291.2 million for the year ended December 31, 2025, an increase of $83.7 million or 40.4% compared to $207.4 million for the year ended December 31, 2024. The increase was driven by increased Engagement Cloud subscription service revenues of $53.8 million, of which $31.2 million was attributable to inorganic revenue growth due to the inclusion of approximately six additional months of revenue from the Plexure product line and two additional months of revenue from the existing PAR Retail business in the current period, and from customer contracts acquired in the GoSkip Asset Acquisition (now integrated into the PAR Retail product line). The residual increase of $22.6 million from Engagement Cloud subscription services was driven by organic growth in both active sites and average revenue per site through cross-selling initiatives, upselling, and price increases. Operator Cloud subscription service revenues increased $29.9 million, of which $20.3 million was attributable to inorganic revenue growth contributed by the Delaget product line and the inclusion of approximately six additional months of revenue from the TASK product line in the current period. The residual increase of $9.6 million from Operator Cloud subscription services was primarily driven by organic growth in active sites.

Hardware revenues were $106.4 million for the year ended December 31, 2025, an increase of $19.4 million or 22.3% compared to $87.0 million for the year ended December 31, 2024. The increase was substantially driven by increased revenues from sales of peripherals (scanners, printers, and components) of $5.0 million, terminals of $4.9 million, kiosks of $2.4 million, kitchen display systems of $2.1 million, and an increase in international sales of $3.4 million. These increases were substantially driven by the timing of tier-one enterprise customer hardware refresh cycles and the onboarding of Operator Cloud customers purchasing hardware. Hardware revenues will continue to be affected by the timing of the aforementioned drivers.

Professional service revenues were $58.0 million for the year ended December 31, 2025, an increase of $2.4 million or 4.4% compared to $55.5 million for the year ended December 31, 2024. The increase was substantially driven by a $4.1 million increase in hardware repair services and field operations, partially offset by a $1.6 million decrease in implementation revenues as a result of offering discounts and incentives on SaaS implementations to facilitate the adoption of our recurring subscription service revenue streams.

Gross Margin

	Year Ended December 31,			Gross Margin Percentage			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
Gross margin
Subscription service	$159,143	$110,903	$58,862	54.7%	53.5%	48.0%	120 bps	550 bps
Hardware	24,366	21,117	23,072	22.9%	24.3%	22.3%	(140) bps	200 bps
Professional service	14,517	14,104	7,512	25.0%	25.4%	14.8%	(40) bps	1,060 bps
Total gross margin	$198,026	$146,124	$89,446	43.5%	41.8%	32.3%	170 bps	950 bps

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Total gross margin as a percentage of revenue for the year ended December 31, 2025, increased to 43.5% as compared to 41.8% for the year ended December 31, 2024.

Subscription service margin as a percentage of subscription service revenue for the year ended December 31, 2025, increased to 54.7% as compared to 53.5% for the year ended December 31, 2024. The increase was substantially driven by operating efficiencies in hosting and customer support costs relative to the growth in subscription service revenues for both Engagement Cloud and Operator Cloud, as well as improved margin contributions stemming from post-acquisition operations of the Delaget product line and the inclusion of approximately two additional months of PAR Retail product line results in the current period. These improvements were partially offset by an impairment loss recorded in the current period related to the write-off of capitalized software development costs for the PAR Clear product.

Hardware margin as a percentage of hardware revenue for the year ended December 31, 2025, decreased to 22.9% as compared to 24.3% for the year ended December 31, 2024. The decrease was primarily driven by increased supply chain costs resulting from recently implemented U.S. tariff policies, partially offset by a year-over-year reduction in compensation expense as we aligned our hardware-related workforce with organizational priorities. The Company began implementing pricing adjustments during the third quarter of 2025 to mitigate the impact of tariffs in future periods.

Professional service margin as a percentage of professional service revenue for the year ended December 31, 2025, was relatively unchanged at 25.0% as compared to 25.4% for the year ended December 31, 2024.

Sales and Marketing Expenses ("S&M")

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
Sales and marketing	$48,911	$41,708	$38,513	10.7%	11.9%	13.9%	17.3%	8.3%

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

S&M expenses were $48.9 million for the year ended December 31, 2025, an increase of $7.2 million or 17.3% compared to $41.7 million for the year ended December 31, 2024. The increase was substantially driven by a $6.7 million increase in inorganic S&M expense stemming from post-acquisition operations of the Delaget product line and the inclusion of approximately six additional months of TASK Group S&M expense and two additional months of PAR Retail S&M expense in the current period. Organic S&M expense increased by $0.5 million, primarily driven by an increase in commission expense due to year-over-year sales growth.

General and Administrative Expenses ("G&A")

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
General and administrative	$122,707	$108,898	$72,139	26.9%	31.1%	26.1%	12.7%	51.0%

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

G&A expenses were $122.7 million for the year ended December 31, 2025, an increase of $13.8 million or 12.7% compared to $108.9 million for the year ended December 31, 2024. The increase was substantially driven by a $10.8 million increase in inorganic G&A expense stemming from post-acquisition operations of the Delaget product line and the inclusion of approximately six additional months of TASK Group G&A expense and two additional months of PAR Retail G&A expense in the current period. The residual $3.0 million increase was primarily driven by certain non-cash or non-recurring expenses consisting of a $4.4 million increase in stock-based compensation expense and a $3.7 million litigation expense in the current period, partially offset by a $4.8 million decrease in costs related to transaction due diligence and integration and a $0.3 million decrease in severance costs related to non-recurring restructuring events.

Research and Development Expenses ("R&D")

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
Research and development	$81,771	$67,258	$58,356	18.0%	19.2%	21.1%	21.6%	15.3%

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

R&D expenses were $81.8 million for the year ended December 31, 2025, an increase of $14.5 million or 21.6% compared to $67.3 million for the year ended December 31, 2024. The increase was substantially driven by a $9.5 million increase in inorganic R&D expense stemming from post-acquisition operations of the Delaget product line, the inclusion of approximately six additional months of TASK Group R&D expense and two additional months of PAR Retail R&D expense in the current period, and R&D expense resulting from the integration of assets acquired in the GoSkip Asset Acquisition. Organic R&D expense increased by $5.0 million, primarily driven by an increase in development costs as we continue to invest in improving and diversifying our product and service offerings.

Other Operating Expenses: Amortization of Intangible Assets / Contingent Consideration / Insurance Proceeds

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
Amortization of identifiable intangible assets	$13,408	$8,452	$1,858	2.9%	2.4%	0.7%	58.6%	>200%
Adjustment to contingent consideration liability	$—	$(600)	$(9,200)	—%	(0.2)%	(3.3)%	N/A	(93.5)%
Gain on insurance proceeds	$—	$(495)	$(500)	—%	(0.1)%	(0.2)%	N/A	(1.0)%

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Amortization of identifiable intangible assets was $13.4 million for the year ended December 31, 2025, an increase of $5.0 million as compared to $8.5 million for the year ended December 31, 2024. The increase was driven by an increase in amortizable intangible assets stemming from the Stuzo Acquisition, the TASK Group Acquisition, the Delaget Acquisition, and the GoSkip Asset Acquisition.

Included in operating expenses for the year ended December 31, 2024 was a $0.6 million reduction to the fair value of the contingent consideration liability for certain post-closing revenue focused milestones from the MENU Acquisition. There was no comparable adjustment to contingent consideration liability for the year ended December 31, 2025.

Included in operating expenses for the year ended December 31, 2024 was $0.5 million in insurance proceeds received from the settlement of a legacy insurance claim. There was no comparable gain for the year ended December 31, 2025.

Other (Expense) Income, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
Other (expense) income, net	$(1,118)	$1,146	$(485)	(0.2)%	0.3%	(0.2)%	(197.6)%	<(200)%

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Other expense, net was $1.1 million for the year ended December 31, 2025, a change of $2.3 million as compared to other income, net of $1.1 million for the year ended December 31, 2024. The change was substantially driven by foreign currency transaction fluctuations, with net foreign currency losses recognized in the current period compared to net gains in the prior period.

Loss on Extinguishment of Debt

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
Loss on extinguishment of debt	$(5,791)	$(6,560)	$(635)	(1.3)%	(1.9)%	(0.2)%	(11.7)%	>200%

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Loss on extinguishment of debt was $5.8 million for the year ended December 31, 2025 related to the early repayment of the Credit Facility. Loss on extinguishment of debt was $6.6 million for the year ended December 31, 2024 related to the induced conversion of a portion of the 2026 Notes.

Interest Expense, Net

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
Interest expense, net	$(6,055)	$(10,167)	$(6,931)	(1.3)%	(2.9)%	(2.5)%	(40.4)%	46.7%

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Interest expense, net was $6.1 million for the year ended December 31, 2025, a decrease of $4.1 million or 40.4% as compared to $10.2 million for the year ended December 31, 2024. The decrease was primarily driven by the replacement of the Credit Facility with the 2030 Notes, which bear a lower interest rate.

Taxes

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
(Provision for) benefit from income taxes	$(2,923)	$4,768	$(1,848)	(0.6)%	1.4%	(0.7)%	(161.3)%	<(200)%

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The provision for income taxes was $2.9 million for the year ended December 31, 2025, a change of $7.7 million as compared to a benefit from income taxes of $4.8 million for the year ended December 31, 2024. The change was primarily due to the absence of the benefit recorded in the prior year, resulting from a reduction of the Company's valuation allowance following the establishment of deferred tax liabilities in connection with the Stuzo Acquisition and Delaget Acquisition. The provision recorded during the year ended December 31, 2025 primarily related to foreign income tax expense.

Net Income from Discontinued Operations

	Year Ended December 31,			Percentage of total revenue			Increase (decrease)
(in thousands)	2025	2024	2023	2025	2024	2023	2025 vs 2024	2024 vs 2023
Net income from discontinued operations	$197	$84,923	$11,867	—%	24.3%	4.3%	(99.8)%	>200%

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Net income from discontinued operations was $0.2 million for the year ended December 31, 2025, a decrease of $84.7 million as compared to $84.9 million for the year ended December 31, 2024. During the year ended December 31, 2025, a $0.2 million gain from the divestiture of RRC was recognized as a result of a favorable net working capital settlement. During the year ended December 31, 2024, an $81.2 million gain on sale of PGSC and RRC was recognized. The residual amount represents PGSC and RRC operating income, offset by a provision for income taxes relating to the gain on sale of PGSC and RRC.

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

ARR is the annualized revenue from our subscription services, which includes subscription fees for our SaaS solutions and related support, managed platform development services, and transaction-based fees for payment processing services. We generally calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR is an operating measure, it does not reflect our revenue determined in accordance with GAAP, and ARR should be viewed independently of, and not combined with or substituted for, our revenue and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results. Our reported ARR is based on a constant currency, using the exchange rates established at the beginning of the year and consistently applied throughout the period and to comparative periods presented. The table below presents our ARR on a constant currency basis, calculated using the exchange rates set at the beginning of 2025. Using the exchange rates established during the prior period, Engagement Cloud ARR and Operator Cloud ARR as of December 31, 2024 were $2.9 million and $0.6 million higher, respectively, than the constant currency ARR reported below. There was no impact to ARR as of December 31, 2023 as the exchange rate effects only began with the TASK Group Acquisition in 2024.

Active sites represent locations active on our subscription services as of the last day of the respective reporting period. Our key performance indicators ARR and active sites are presented as two subscription service product lines:

•Engagement Cloud consisting of PAR Engagement (Punchh and PAR Ordering), PAR Retail (including GoSkip), and Plexure product offerings.
•Operator Cloud consisting of PAR POS, PAR Pay, PAR OPS (Data Central and Delaget) and TASK product offerings.

Annual Recurring Revenue

	As of December 31,			Increase (decrease)
(in thousands)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Engagement Cloud:
Organic	$183,311	$156,248	$63,784	17.3%	145.0%
Inorganic*	2,100	—	—	N/A	N/A
Total Engagement Cloud	185,411	156,248	63,784	18.7%	145.0%

Operator Cloud:
Organic	129,964	116,224	73,119	11.8%	59.0%
Total Operator Cloud	129,964	116,224	73,119	11.8%	59.0%
Total	$315,375	$272,472	$136,903	15.7%	99.0%

*Inorganic Engagement Cloud ARR represents GoSkip ARR only as of December 31, 2025.

Revaluing our ending ARR as of December 31, 2025 using exchange rates determined at the beginning of 2026, our Engagement Cloud ARR would be $186.7 million and Operator Cloud ARR would be $130.5 million.

Active Sites

	Year Ended December 31,			Increase (decrease)
(in thousands)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Engagement Cloud:
Organic	121.2	119.7	70.8	1.3%	68.9%
Inorganic*	0.6	—	—	N/A	N/A
Total Engagement Cloud	121.8	119.7	70.8	1.8%	68.9%

Operator Cloud:
Organic	60.1	54.8	25.3	9.8%	116.4%
Total Operator Cloud	60.1	54.8	25.3	9.8%	116.4%

*Inorganic Engagement Cloud active sites includes GoSkip active sites only as of December 31, 2025.

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
Non-GAAP subscription service gross margin percentage
Represents subscription service gross margin percentage adjusted to exclude amortization from acquired and internally developed software, stock-based compensation, severance, and impairment of capitalized software development costs.
We believe that non-GAAP subscription service gross margin percentage and adjusted EBITDA provide useful perspectives with respect to the Company's core operating performance and ongoing cash earnings by adjusting for certain non-cash and non-recurring charges that may not be indicative of our financial performance.
Adjusted EBITDA
Represents net loss before income taxes, interest expense, and depreciation and amortization adjusted to exclude discontinued operations, stock-based compensation, contingent consideration, transaction costs, gain on insurance proceeds, severance, impairment loss, litigation expense, loss on extinguishment of debt, and other expense (income), net.

Non-GAAP diluted net income (loss) per share
Represents net loss per share excluding amortization of acquired intangible assets, non-recurring income taxes, non-cash interest, discontinued operations, stock-based compensation, contingent consideration, transaction costs, gain on insurance proceeds, severance, impairment loss, litigation expense, loss on extinguishment of debt, and other expense (income), net.

We believe that adjusting our diluted net loss per share to remove non-cash and non-recurring charges provides a useful perspective with respect to the Company's operating performance as well as comparisons to past and competitor operating results.

Stock-based compensation	Consists of non-cash charges related to our employee equity incentive plans.	We exclude stock-based compensation because management does not view these non-cash charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Contingent consideration	Adjustment reflects a non-cash reduction to the fair market value of the contingent consideration liability related to the MENU Acquisition.	We exclude changes to the fair market value of our contingent consideration liability because management does not view these non-cash, non-recurring charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.

Non-GAAP Measure or Adjustment	Definition	Usefulness to management and investors
Transaction costs	Adjustment reflects non-recurring professional fees incurred in transaction due diligence and integration, including costs incurred in the acquisitions of Stuzo, TASK Group, and Delaget.	We exclude professional fees incurred in corporate development and integration because management does not view these non-recurring charges, which are inconsistent in size and are significantly impacted by the timing and valuation of our transactions, as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Gain on insurance proceeds	Adjustment reflects the gain on insurance proceeds due to the settlement of legacy claims.	We exclude these non-recurring adjustments because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Severance	Adjustment reflects severance tied to non-recurring restructuring events included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense.
Litigation expense	Adjustment reflects non-recurring legal fees incurred in connection with certain litigation matters and the release of a loss contingency and settlement expenses for certain legal matters.
Loss on extinguishment of debt	Adjustment reflects loss on extinguishment of debt related to the conversion of the 2024 Notes and a portion of the 2026 Notes, and related to the early repayment of the Credit Facility.
Discontinued operations	Adjustment reflects income from discontinued operations related to the divestiture of our Government segment.
Impairment loss	Adjustment reflects impairment loss related to the discontinuance of the Brink POS trademark and the write-off of capitalized software development costs related to the PAR Clear product.
Other expense (income), net	Adjustment reflects foreign currency transaction gains and losses and other non-recurring income and expenses recorded in other (expense) income, net in the accompanying statements of operations.
Non-recurring income taxes	Adjustment reflects a partial release of our deferred tax asset valuation allowance resulting from the Stuzo Acquisition and Delaget Acquisition.	We exclude these non-cash and non-recurring adjustments for purposes of calculating non-GAAP diluted net income (loss) per share because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Non-cash interest	Adjustment reflects non-cash amortization of issuance costs and discount related to the Company's long-term debt.
Acquired intangible assets amortization	Adjustment reflects amortization expense of acquired developed technology included within cost of sales and amortization expense of other acquired intangible assets.

The tables below provide reconciliations between net loss and adjusted EBITDA, diluted net loss per share and non-GAAP diluted net income (loss) per share, and subscription service gross margin percentage and non-GAAP subscription service gross margin percentage. Amounts presented in the reconciliations and other tables presented herein may not sum due to rounding.

(in thousands)	Year Ended December 31,
Reconciliation of Net Loss to Adjusted EBITDA	2025	2024	2023
Net loss	$(84,461)	$(4,987)	$(69,752)
Discontinued operations	(197)	(84,923)	(11,867)
Net loss from continuing operations	(84,658)	(89,910)	(81,619)
Provision for (benefit from) income taxes	2,923	(4,768)	1,848
Interest expense, net	6,055	10,167	6,931
Depreciation and amortization	49,018	37,907	27,014
Stock-based compensation	30,645	24,487	14,291
Contingent consideration	—	(600)	(9,200)
Litigation expense	3,749	—	(808)
Transaction costs	3,682	8,454	2,273
Gain on insurance proceeds	—	(495)	(500)
Severance	1,089	2,769	253
Loss on extinguishment of debt	5,791	6,560	635
Impairment loss	3,555	225	—
Other expense (income), net	1,118	(1,146)	485
Adjusted EBITDA	$22,967	$(6,350)	$(38,397)

(in thousands, except per share amounts)	Year Ended December 31,
Reconciliation between GAAP and Non-GAAP diluted net income (loss) per share	2025	2024	2023
Diluted net loss per share	$(2.09)	$(0.14)	$(2.53)
Discontinued operations	—	(2.49)	(0.43)
Diluted net loss per share from continuing operations	(2.09)	(2.63)	(2.96)
Non-recurring income taxes	—	(0.19)	—
Non-cash interest	0.06	0.07	0.08
Acquired intangible assets amortization	0.96	0.84	0.66
Stock-based compensation	0.76	0.72	0.52
Contingent consideration	—	(0.02)	(0.33)
Litigation expense	0.09	—	(0.03)
Transaction costs	0.09	0.25	0.08
Gain on insurance proceeds	—	(0.01)	(0.02)
Severance	0.03	0.08	0.01
Loss on extinguishment of debt	0.14	0.19	0.02
Impairment loss	0.09	0.01	—
Other expense (income), net	0.03	(0.03)	0.02
Non-GAAP diluted net income (loss) per share	$0.15	$(0.73)	$(1.96)

Diluted weighted average shares outstanding	40,473	34,155	27,552

(in thousands)	Year Ended December 31,
Reconciliation between GAAP and Non-GAAP Subscription Service Gross Margin Percentage	2025	2024	2023
Subscription Service Gross Margin Percentage	54.7%	53.5%	48.0%
Subscription Service Gross Margin	$159,143	$110,903	$58,862
Depreciation and amortization	31,115	25,312	22,373
Stock-based compensation	628	282	317
Severance	—	152	—
Impairment loss	3,555	—	—
Non-GAAP Subscription Service Gross Margin	$194,441	$136,649	$81,552
Non-GAAP Subscription Service Gross Margin Percentage	66.8%	65.9%	66.4%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents. As of December 31, 2025, we had cash and cash equivalents of $79.6 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds.

Cash used in operating activities was $27.2 million for the year ended December 31, 2025, compared to $25.2 million for the year ended December 31, 2024. The increase in cash used in operating activities of $1.9 million was due to additional net working capital requirements substantially driven by an increase in accounts receivable resulting from revenue growth.

Cash used in investing activities was $13.1 million for the year ended December 31, 2025, compared to $180.1 million for the year ended December 31, 2024. Cash used in investing activities for the year ended December 31, 2025 included $4.3 million of cash consideration paid in connection with the GoSkip Asset Acquisition, capital expenditures of $3.3 million for fixed assets, and capital expenditures of $5.6 million for developed technology costs associated with our software platforms. The greater amount of cash used in investing activities during the year ended December 31, 2024 was largely driven by $309.4 million of cash consideration paid in connection with the Stuzo Acquisition, the TASK Group Acquisition, and the Delaget Acquisition (net of cash acquired), partially offset by $96.1 million of cash consideration received in connection with the disposition of PGSC and RRC and $36.7 million of proceeds from net sales of short-term held-to-maturity investments.

Cash provided by financing activities was $12.3 million for the year ended December 31, 2025, compared to $278.5 million for the year ended December 31, 2024. Cash provided by financing activities during the year ended December 31, 2025 primarily consisted of the net proceeds from the sale of the 2030 Notes of $111.1 million (net of issuance costs), partially offset by the repayment in full of $93.6 million principal amount outstanding under the Credit Facility plus accrued interest and prepayment premium. Cash provided by financing activities during the year ended December 31, 2024 primarily consisted of a private placement of common stock of $194.5 million (net of issuance costs) and $87.3 million (net of issuance costs) from the Credit Facility. We do not have any off-balance sheet arrangements or obligations.

We expect our available cash and cash equivalents will be sufficient to meet our operating needs for at least the next 12 months. Over the next 12 months our total contractual obligations are $77.2 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $48.6 million, interest payments of $6.1 million and principal payments of $20.0 million related to long-term debt, and facility lease obligations of $2.4 million. We expect to fund such commitments with cash provided by operating activities and our sources of liquidity.

Our non-current contractual obligations are $413.1 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $16.7 million, interest payments of $9.1 million and principal payments of $380.0 million related to long-term debt, and facility leases of $7.4 million. Refer to "Note 5 – Leases" and “Note 10 – Debt” of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional information. We expect to fund such commitments with cash provided by operating activities, our sources of liquidity, and if necessary, equity, equity-linked, or debt financing arrangements.

After period end, the Company acquired approximately $17.1 million aggregate principal amount of its remaining outstanding 2026 Notes (the "Additional Exchanged Notes") in exchange for 485,186 shares of the Company's common stock, plus approximately $134,000 in cash for accrued and unpaid interest on the Additional Exchanged Notes to, but excluding, the closing date (the "Additional Notes Exchange"). Following the Additional Notes Exchange, an aggregate of approximately $2.9 million principal amount of the 2026 Notes remained outstanding. Refer to "Note 17 – Subsequent Events" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional information.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. However, because these estimates are inherently uncertain, actual results could differ. Our estimates are also subject to uncertainties, including those associated with market conditions, risks, and trends. Refer to "Item 1A. Risk Factors" of this Annual Report for additional information. The accounting policies and estimates summarized below are those that we consider critical, due to the significant judgments and assumptions involved and their potential impact on our financial condition and results of operations. Refer to “Note 1 – Summary of Business and Significant Accounting Policies” of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

The Company's revenue is derived from three types of revenue: hardware sales, subscription services, and professional services, which may be sold separately or bundled together in a single contract. ASC Topic 606, Revenue from Contracts with Customers, requires the Company to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Assessing whether products and services constitute distinct performance obligations that should be recognized separately or combined may require judgment. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred. The Company evaluated the potential performance obligations and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered a distinct performance obligation.

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

Inventories

The Company’s inventories are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. The Company uses certain estimates and judgments and considers several factors including hardware demand, changes in customer requirements, and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

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

Accounting for Business Combinations

We account for acquired businesses in accordance with ASC Topic 805, Business Combinations, which requires that assets acquired and liabilities assumed be recorded at their respective fair values on the date of acquisition. The fair value of the consideration paid is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded to goodwill. Intangible assets are amortized over the expected life of the asset. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future cash flows from revenues of the intangible assets acquired, estimates of appropriate discount rates used to present value expected future cash flows, estimated useful lives of the intangible assets acquired and other factors. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based, in part, on historical experience, information obtained from the management of the acquired companies, and future expectations. For these and other reasons, actual results may vary significantly from estimated results.

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

Stock-Based Compensation

The Company records stock-based compensation for employee stock options, restricted stock awards, and restricted stock units using a straight-line method over the vesting period, based on the fair value at the grant date. The fair value of stock options is determined using the Black-Scholes valuation model, which incorporates assumptions as to the fair value of stock price, volatility, the expected life of options or awards, a risk-free interest rate, and dividend yield. In valuing stock options, significant judgment is required in determining the expected volatility of the Company's common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility is based on the historical and implied volatility of the Company's common stock. The expected life of stock options is derived from the historical actual term of stock option grants and an estimate of future exercises during the remaining contractual period of the stock option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure, as they represent future expectations based on historical experience. Further, expected volatility and the expected life of stock options may change in the future, which could substantially change the grant-date fair value of future awards and, ultimately, the expense the Company records.

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

Recent Accounting Pronouncements Not Yet Adopted

Refer to “Note 1 – Summary of Business and Significant Accounting Policies” of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for details.
Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the New Zealand dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee, the Japanese Yen, the Polish Zloty, and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net loss as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net loss as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of December 31, 2025, the impact of foreign currency exchange rate changes on our revenues and net loss was not material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Additionally, as of December 31, 2025, we estimated that a 10 percent change in exchange rates against the U.S. dollar would not have a material impact on earnings, cash flows, or fair values over a one-year period, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

As of December 31, 2025, we had $20.0 million, $265.0 million, and $115.0 million in aggregate principal amount outstanding on the 2026 Notes, the 2027 Notes, and the 2030 Notes, respectively. Refer to "Note 17 – Subsequent Events" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report for further information on the remaining principal amount outstanding on the 2026 Notes.

We carry the Senior Notes at face value less amortized debt issuance costs on the on the consolidated balance sheets. The fair value of the Senior Notes are subject to interest rate risk, market risk, and other factors due to their conversion features. In particular, the fair value of the Senior Notes changes when interest rates change or the market price of our stock fluctuates, with the fair value of the Senior Notes generally increasing as our stock price increases and generally decreasing as our stock price declines. Despite the effects of interest rate and market value changes on the Senior Notes’ fair value, we have no financial statement risk associated with changes in interest rates related to the Senior Notes because they bear interest at fixed rates. At December 31, 2025, a hypothetical 10 percent change in interest rates would not have a material impact on earnings or cash flows over a one-year period.

The Credit Facility contained a variable interest rate, presenting interest rate exposure based on the rate selected by management. As described in "Note 10 – Debt" of the notes to consolidated financial statements in "Part II, Item 8. Financial Statements and Supplementary Data" of this Annual Report, the Credit Facility was paid in full on January 30, 2025, and the Credit Agreement was terminated.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of PAR Technology Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PAR Technology Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred Revenue — Refer to Note 2 of the consolidated financial statements

Critical Audit Matter Description

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from when customers are invoiced.

We identified the deferral of revenue as our critical audit matter due to the high volume of transactions and the extent of manual processes used to recognize the deferral of revenue transactions. As a result, performing audit procedures to evaluate whether deferred revenue was recorded appropriately required a high degree of auditor judgment and an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to recording deferred revenue included the following, among others:

•We tested the effectiveness of controls within the relevant deferred revenue business processes, including those in place to record deferral of revenue.

•For a sample of deferred revenue transactions, we agreed the amounts recognized to source documents, including contracts, and tested the mathematical accuracy of the deferred revenue recorded.

/s/ Deloitte & Touche LLP

Rochester, New York
February 26, 2026

We have served as the Company's auditor since 2020.

PAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
Assets	2025	2024
Current assets:
Cash and cash equivalents	$79,565	$108,117
Cash held on behalf of customers	14,120	13,428
Short-term investments	579	524
Accounts receivable – net	81,706	59,726
Inventories	27,436	21,861
Other current assets	29,525	14,390
Total current assets	232,931	218,046
Property, plant and equipment – net	13,286	14,107
Goodwill	898,035	887,459
Intangible assets – net	203,370	237,333
Lease right-of-use assets	8,176	8,221
Other assets	13,346	15,561
Total Assets	$1,369,144	$1,380,727

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$19,954	$—
Accounts payable	39,332	34,784
Accrued salaries and benefits	25,186	22,487
Accrued expenses	12,380	13,938
Customers payable	14,120	13,428
Lease liabilities – current portion	1,899	2,256
Customer deposits and deferred service revenue	27,867	24,944
Total current liabilities	140,738	111,837
Lease liabilities – net of current portion	6,435	6,053
Long-term debt	374,070	368,355
Deferred service revenue – noncurrent	1,841	1,529
Other long-term liabilities	20,910	21,243
Total liabilities	543,994	509,017
Commitments and Contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $.02 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.02 par value, 116,000,000 shares authorized; 42,226,765 and 40,187,671 shares issued, 40,653,932 and 38,717,366 outstanding at December 31, 2025 and December 31, 2024, respectively	836	798
Additional paid in capital	1,226,039	1,085,473
Equity consideration payable	—	108,182
Accumulated deficit	(364,404)	(279,943)
Accumulated other comprehensive loss	(8,429)	(20,951)
Treasury stock, at cost, 1,572,833 and 1,470,305 shares at December 31, 2025 and December 31, 2024, respectively	(28,892)	(21,849)
Total shareholders’ equity	825,150	871,710
Total Liabilities and Shareholders’ Equity	$1,369,144	$1,380,727
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues, net:
Subscription service	$291,170	$207,422	$122,597
Hardware	106,410	87,040	103,391
Professional service	57,967	55,520	50,726
Total revenues, net	455,547	349,982	276,714
Cost of sales:
Subscription service	132,027	96,519	63,735
Hardware	82,044	65,923	80,319
Professional service	43,450	41,416	43,214
Total cost of sales	257,521	203,858	187,268
Gross margin	198,026	146,124	89,446
Operating expenses:
Sales and marketing	48,911	41,708	38,513
General and administrative	122,707	108,898	72,139
Research and development	81,771	67,258	58,356
Amortization of identifiable intangible assets	13,408	8,452	1,858
Adjustment to contingent consideration liability	—	(600)	(9,200)
Gain on insurance proceeds	—	(495)	(500)
Total operating expenses	266,797	225,221	161,166
Operating loss	(68,771)	(79,097)	(71,720)
Other (expense) income, net	(1,118)	1,146	(485)
Loss on extinguishment of debt	(5,791)	(6,560)	(635)
Interest expense, net	(6,055)	(10,167)	(6,931)
Loss from continuing operations before income taxes	(81,735)	(94,678)	(79,771)
(Provision for) benefit from income taxes	(2,923)	4,768	(1,848)
Net loss from continuing operations	(84,658)	(89,910)	(81,619)
Net income from discontinued operations	197	84,923	11,867
Net loss	$(84,461)	$(4,987)	$(69,752)

Net (loss) income per share (basic and diluted)
Continuing operations	$(2.09)	$(2.63)	$(2.96)
Discontinued operations	—	2.49	0.43
Total	$(2.09)	$(0.14)	$(2.53)

Weighted average shares outstanding (basic and diluted)	40,473	34,155	27,552
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(84,461)	$(4,987)	$(69,752)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	12,522	(20,012)	426
Comprehensive loss	$(71,939)	$(24,999)	$(69,326)
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid in Capital	Equity Consideration Payable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2022	28,590	$570	$595,286	$—	$(205,204)	$(1,365)	1,271	$(14,093)	$375,194
Issuance of common stock upon the exercise of stock options	96	2	1,067	—	—	—	—	—	1,069
Net issuance of restricted stock awards and restricted stock units	203	2	—	—	—	—	—	—	2
Issuance of common stock for conversion of 2024 Notes	497	10	14,374	—	—	—	—	—	14,384
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	85	(2,685)	(2,685)
Stock-based compensation	—	—	14,427	—	—	—	—	—	14,427
Foreign currency translation adjustments	—	—	—	—	—	426	—	—	426
Net loss	—	—	—	—	(69,752)	—	—	—	(69,752)
Balances at December 31, 2023	29,386	$584	$625,154	$—	$(274,956)	$(939)	1,356	$(16,778)	$333,065
Issuance of common stock upon the exercise of stock options	190	4	2,231	—	—	—	—	—	2,235
Net issuance of restricted stock awards and restricted stock units	422	6	(6)	—	—	—	—	—	—
Issuance of common stock for acquisition (Note 3)	2,605	52	133,128	—	—	—	—	—	133,180
Equity consideration payable for acquisition (Note 3)	—	—	—	108,182	—	—	—	—	108,182
Issuance of common stock for conversion of 2026 Notes	2,382	47	104,101	—	—	—	—	—	104,148
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	114	(5,071)	(5,071)
Issuance of common stock for employee stock purchase plan	28	1	988	—	—	—	—	—	989
Proceeds from private placement of common stock, net of issuance costs of $5.5 million	5,175	104	194,386	—	—	—	—	—	194,490
Stock-based compensation	—	—	25,491	—	—	—	—	—	25,491
Foreign currency translation adjustments	—	—	—	—	—	(20,012)	—	—	(20,012)
Net loss	—	—	—	—	(4,987)	—	—	—	(4,987)
Balances at December 31, 2024	40,188	$798	$1,085,473	$108,182	$(279,943)	$(20,951)	1,470	$(21,849)	$871,710

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(in thousands)

	Common Stock		Additional Paid in Capital	Equity Consideration Payable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2024	40,188	$798	$1,085,473	$108,182	$(279,943)	$(20,951)	1,470	$(21,849)	$871,710
Issuance of common stock upon the exercise of stock options	34	1	465	—	—	—	—	—	466
Net issuance of restricted stock awards and restricted stock units	482	7	(7)	—	—	—	—	—	—
Issuance of common stock for acquisition (Note 3)	1,489	29	108,153	(108,182)	—	—	—	—	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	—	—	—	—	—	103	(7,043)	(7,043)
Issuance of common stock for employee stock purchase plan	34	1	1,310	—	—	—	—	—	1,311
Stock-based compensation	—	—	30,645	—	—	—	—	—	30,645
Foreign currency translation adjustments	—	—	—	—	—	12,522	—	—	12,522
Net loss	—	—	—	—	(84,461)	—	—	—	(84,461)
Balances at December 31, 2025	42,227	$836	$1,226,039	$—	$(364,404)	$(8,429)	1,573	$(28,892)	$825,150

See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(84,461)	$(4,987)	$(69,752)
Net income from discontinued operations	(197)	(84,923)	(11,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,018	37,907	27,014
Accretion of debt in interest expense, net	2,342	2,432	2,205
Accretion of discount on held to maturity investments in interest expense, net	—	480	(1,886)
Current expected credit losses	4,334	2,596	579
Provision for obsolete inventory	1,266	(150)	(1,915)
Stock-based compensation	30,645	24,487	14,291
Impairment loss	3,555	225	—
Loss on debt extinguishment	5,791	6,560	635
Adjustment to contingent consideration liability	—	(600)	(9,200)
Deferred income tax	(535)	(10,788)	197
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25,889)	(10,496)	(772)
Inventories	(6,520)	1,768	15,984
Other current assets	(15,236)	(3,390)	(1,147)
Other assets	2,793	30	(1,608)
Accounts payable	3,979	4,276	4,411
Accrued salaries and benefits	2,483	8,101	(265)
Accrued expenses	(3,174)	2,476	769
Customer deposits and deferred service revenue	2,023	(318)	(2,179)
Customers payable	692	3,258	2,966
Other long-term liabilities	(67)	(257)	(412)
Cash used in operating activities - continuing operations	(27,158)	(21,313)	(31,952)
Cash (used in) provided by operating activities - discontinued operations	—	(3,933)	14,877
Net cash used in operating activities	(27,158)	(25,246)	(17,075)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(4,323)	(309,368)	(1,900)
Capital expenditures	(3,323)	(970)	(5,018)
Capitalization of software costs	(5,618)	(5,814)	(5,346)
Proceeds from company owned life insurance policies	—	3,266	—
Proceeds from sale of held to maturity investments	310	65,065	85,978
Purchases of held to maturity investments	(351)	(28,351)	(80,996)
Cash used in investing activities - continuing operations	(13,305)	(276,172)	(7,282)
Cash provided by (used in) investing activities - discontinued operations	197	96,060	(499)
Net cash used in investing activities	(13,108)	(180,112)	(7,781)
Cash flows from financing activities:
Principal payments of long-term debt	(93,600)	—	—
Proceeds from private placement of common stock, net of issuance costs	—	194,490	—
Proceeds from debt issuance, net of original issue discount	111,136	87,333	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	(7,043)	(5,071)	(2,685)
Proceeds from exercise of stock options	466	2,235	1,069
Proceeds from employee stock purchase plan	1,311	989	—
Cash paid for debt extinguishment	—	(1,469)	—
Net cash provided by (used in) financing activities	12,270	278,507	(1,616)
See accompanying notes to consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Effect of exchange rate changes on cash and cash equivalents	136	857	(3,522)
Net (decrease) increase in cash, cash equivalents, and cash held on behalf of customers	(27,860)	74,006	(29,994)
Cash, cash equivalents, and cash held on behalf of customers at beginning of period	121,545	47,539	77,533
Cash, cash equivalents, and cash held on behalf of customers at end of period	$93,685	$121,545	$47,539

Reconciliation of cash, cash equivalents, and cash held on behalf of customers
Cash and cash equivalents	$79,565	$108,117	$37,369
Cash held on behalf of customers	14,120	13,428	10,170
Total cash, cash equivalents, and cash held on behalf of customers	$93,685	$121,545	$47,539

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,763	$2,323	$3,223
Capitalized software recorded in accounts payable	56	31	38
Capital expenditures in accounts payable	210	76	139
Common stock issued for acquisition	108,182	133,180	—
See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Business and Significant Accounting Policies

Nature of Business

The Company, through its consolidated subsidiaries, operates in one segment, Restaurant/Retail. Refer to "Note 15 – Segment and Related Information" for further detail on our segment. The Restaurant/Retail segment provides leading omnichannel cloud-based software and hardware solutions to the restaurant and retail industries.

Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other foodservice outlets with operational efficiencies through a data-driven network with integration capabilities from front- and back-of-house to customer fulfillment. Our subscription services are grouped into two product lines: Engagement Cloud, which includes PAR Engagement — a unified suite that combines Punchh and PAR Ordering products and services — for customer loyalty, engagement, and omnichannel digital ordering and delivery, Plexure for international customer loyalty and engagement, and PAR Retail (including GoSkip) products and services for customer loyalty and engagement solutions for convenience and fuel retailers; and Operator Cloud, which includes PAR POS and TASK for front-of-house, PAR Pay for payments, and PAR OPS — a suite of back-of-house solutions that combines Delaget and Data Central product offerings. The accompanying consolidated financial statements include the Company's accounts and those of its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

The results of operations of the Company's Government segment are reported as discontinued operations in the consolidated statements of operations for all periods presented. All results and information in the consolidated financial statements are presented as continuing operations and exclude the Government segment unless otherwise noted specifically as discontinued operations.

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

The Company maintained bank balances that, at times, exceeded the federally insured limit during the years ended December 31, 2025 and 2024. The Company did not experience losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents
Cash	$77,405	$105,956
Money market funds	2,160	2,161
Cash held on behalf of customers	14,120	13,428
Total cash and cash equivalents and cash held on behalf of customers	$93,685	$121,545

Short-Term Investments

Short-term investments include held-to-maturity investment securities consisting of investment-grade interest bearing instruments, primarily treasury bills and notes and short-term deposits, which are stated at amortized cost. The Company does not intend to sell these investment securities and the contractual maturities are not greater than 12 months. The Company did not have any material gains or losses on these securities during the year ended December 31, 2025. The estimated fair value of these securities approximated their carrying value as of December 31, 2025.

The carrying value of investment securities consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Short-term investments
Short-term deposits	$579	$524
Total short-term investments	$579	$524

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

Inventories

The Company’s inventories are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. The Company uses certain estimates and judgments and considers several factors including hardware demand, changes in customer requirements, and changes in technology to provide for excess and obsolescence reserves to properly value inventory.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Expenditures for maintenance and repairs are expensed as incurred.

Other Current Assets and Other Assets

Other current assets include the current portion of deferred implementation costs of $3.5 million and zero and deferred commissions of $3.4 million and zero at December 31, 2025 and December 31, 2024, respectively, which represent capitalized costs expected to be amortized within the next twelve months. Other current assets also include prepaid expenses of $17.0 million and $12.1 million and income taxes receivable of $3.4 million and $0.7 million at December 31, 2025 and December 31, 2024, respectively.

Other assets include the noncurrent portion of deferred implementation costs of $2.6 million and $7.3 million and deferred commissions of $5.6 million and $3.3 million at December 31, 2025 and December 31, 2024, respectively.

Based on ASC Topic 340, Other Assets and Deferred Costs, we capitalize and amortize incremental costs of obtaining and fulfilling a contract over the period we expect to derive benefits from the contract, which we have determined as the initial term of a contract. We periodically adjust the carrying value of deferred implementation costs and deferred commissions to account for customers ceasing operations or otherwise discontinuing use of our subscription services. Amortization expense for deferred implementation costs is included in professional service cost of sales and amortization expense for deferred commissions is included in sales and marketing expense in the Company's consolidated statements of operations.

The following table summarizes amortization expense for deferred implementation costs and deferred commissions:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Amortization of deferred implementation costs	$4,908	$6,158	$4,548
Amortization of deferred commissions	$1,894	$1,662	$933

Identifiable Intangible Assets

The Company's identifiable intangible assets represent intangible assets acquired in the acquisition of 3M Company's Drive-Thru Communications Systems, the acquisition of Data Central, the acquisition of Punchh Inc., the MENU Acquisition, the Stuzo Acquisition, the TASK Group Acquisition, the Delaget Acquisition, the GoSkip Asset Acquisition, and capitalized software development costs.

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

The Company elected to perform the qualitative assessment described above for purposes of its annual goodwill impairment test in 2025. As a part of this analysis, we evaluated factors including, but not limited to, our market capitalization and stock price performance, macro-economic conditions, market and industry conditions, cost factors, the competitive environment, and the operational stability and overall financial performance of the reporting unit. The assessment indicated that it was more likely than not that the fair value of the reporting units exceeded its respective carrying value. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates the accounting and reporting for the impairment of long-lived assets in accordance with the reporting requirements of ASC Topic 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will recognize impairment of long-lived assets or asset groups if the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets. If the carrying value of a long-lived asset or asset group is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset or asset group for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to sell for assets to be sold. In the year ending December 31, 2025, the Company recorded an impairment loss of $3.6 million included in subscription service cost of sales in the consolidated statements of operations related to the write-off of capitalized software development costs for the PAR Clear product resulting from the abandonment of the project. In the year ending December 31, 2024, the Company recorded an impairment loss of $0.2 million included in general and administrative expense in the consolidated statements of operations related to the discontinuance of the Brink POS trademark. There was no impairment loss recorded in the year ended December 31, 2023.

Other Long-Term Liabilities

Other long-term liabilities primarily consist of deferred tax liabilities of $18.4 million and $18.7 million at December 31, 2025, and December 31, 2024, respectively.

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

Warranty Provisions

Warranty provisions for hardware warranties are recorded in the period in which the Company becomes obligated to honor the warranty, which generally is the period in which the related hardware revenue is recognized. The Company accrues warranty reserves based upon historical factors such as labor rates, average repair time, travel time, number of service calls per machine, and cost of replacement parts. When a sale is consummated, a warranty reserve is recorded based upon the estimated cost to provide the service over the warranty period, which can range from 12 to 60 months, and cost of replacement parts.

Activity related to warranty claims are as follows:

	December 31, 2025	December 31, 2024
(in thousands)
Beginning balance	$578	$650
Adjustments to reserve	88	16
Warranty claims settled	(10)	(88)
Ending balance	$656	$578

Related Party Transactions

During the year ended December 31, 2023, Act III Management LLC (“Act III Management”), a service company to the restaurant, hospitality, and entertainment industries, provided software development and restaurant technology consulting services to the Company pursuant to a master development agreement. Separately, during the year ended December 31, 2023, Ronald Shaich, the sole member of Act III Management, served as a strategic advisor to the Company's board of directors pursuant to a strategic advisor agreement, which terminated on June 1, 2023. Keith Pascal, a director of the Company, is an employee of Act III Management and serves as its vice president and secretary. Mr. Pascal does not have an ownership interest in Act III Management.

As of December 31, 2025 and 2024, the Company had zero accounts payable owed to Act III Management. During the years ended December 31, 2025, 2024, and 2023 the Company paid Act III Management zero, zero, and $0.1 million, respectively, in consideration for services performed under the master development agreement.

Revenue Recognition

The Company's revenue is derived from three types of revenue: hardware sales, subscription services, and professional services. ASC Topic 606, Revenue from Contracts with Customers, requires the Company to distinguish and measure performance obligations under customer contracts. Contract consideration is allocated to all performance obligations within the arrangement or contract. Performance obligations that are determined not to be distinct are combined with other performance obligations until the combined unit is determined to be distinct and that combined unit is then recognized as revenue over time or at a point in time depending on when control is transferred. The Company evaluated the potential performance obligations and evaluated whether each performance obligation met the ASC Topic 606 criteria to be considered a distinct performance obligation.

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

Hardware support

Hardware support revenues consist of fees from customers from the Company's Advanced Exchange overnight hardware replacement program, on-site support, and extended warranty repair service programs and are all “stand-ready obligations” satisfied over time on the basis that the customer consumes and receives a benefit from having access to the Company's support resources, when and as needed, throughout the contract term, which is generally 12 months. For this reason, the support services are recognized ratably over the contract term since the Company satisfies its obligation to stand ready by performing these services each day.

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

Gain on Insurance Proceeds

During the years ended December 31, 2024 and 2023, the Company received $0.5 million and $0.5 million, respectively, of insurance proceeds in connection with the settlement of legacy claims. No insurance proceeds were received during the year ended December 31, 2025.

Other (Expense) Income, net

The Company's foreign currency transaction gains and losses and other miscellaneous non-operating income and expenses are recorded in other (expense) income, net in the accompanying statements of operations.

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

Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation and disclosure requirements for earnings per shares (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. At December 31, 2025, there were 812,337 anti-dilutive stock options outstanding compared to 713,534 as of December 31, 2024 and 920,403 as of December 31, 2023. At December 31, 2025 there were 1,086,020 anti-dilutive restricted stock units compared to 1,122,090 and 839,455 as of December 31, 2024 and December 31, 2023, respectively.

In accordance with ASC Topic 260, Earnings Per Share, when an entity reports a discontinued operation, income from continuing operations is used as the control number to determine whether potential common shares are included in the calculation of diluted EPS. Since the Company reported a net loss from continuing operations for all periods presented, the potential effects of the 2026 Notes, the 2027 Notes, and the 2030 Notes conversion features (see “Note 10 – Debt” for additional information) and the unissued shares from the Company's 2021 Employee Stock Purchase Plan ("ESPP", see "Note 12 – Stock Based Compensation" for additional information) were excluded from the diluted net loss per share calculation due to their anti-dilutive nature as of December 31,

2025, December 31, 2024, and December 31, 2023. Shares resulting from the partial conversion of the 2026 Notes were 2,381,765 (refer to “Note 10 – Debt” for additional information). Potential shares resulting from the 2026 Notes, 2027 Notes, and 2030 Notes conversion features at respective maximum conversion rates of 30.8356 per share, 17.8571 per share, and 13.6593 per share are approximately 616,712, 4,732,132, and 1,570,820, respectively. Refer to "Note 17 – Subsequent Events" for further information regarding the January 2026 exchange of a portion of the 2026 Notes.

The following is a reconciliation of the weighted average shares outstanding for the basic and diluted loss per share computations:

	December 31,
(in thousands, except per share data)	2025	2024	2023
Net loss from continuing operations	$(84,658)	$(89,910)	$(81,619)
Net income from discontinued operations	197	84,923	11,867
Net loss	$(84,461)	$(4,987)	$(69,752)

Basic and diluted:
Weighted average common shares	40,473	34,155	27,552
Loss from continuing operations per common share, basic and diluted	$(2.09)	$(2.63)	$(2.96)
Income from discontinued operations per common share, basic and diluted	—	2.49	0.43
Loss per common share, basic and diluted	$(2.09)	$(0.14)	$(2.53)

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted ASU 2023-09 and applied the new disclosure requirements on a prospective basis beginning with the year ended December 31, 2025. The adoption of ASU 2023-09 affected only the Company's disclosures with no impact to the consolidated financial statements. Refer to "Note 13 – Income Taxes" for further detail.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which is intended to clarify the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures for future filings.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements which is intended to improve investor insights into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures for future filings.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which updates the accounting for internal-use software by enhancing disclosure requirements and replacing the previous stage-based guidance with a principles-based framework. The ASU removes all references to distinct development stages and requires entities to begin capitalizing software costs once (i) management has authorized and committed funding for the project, and (ii) it is probable that the software will be completed and used for its intended purpose. The amendments in this update are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures for future filings.

With the exception of the standards discussed above, there were no other recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2025 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition

Deferred Revenue

Deferred revenue is recorded when cash payments are received or due in advance of revenue recognition from software licenses, professional services, and maintenance agreements. The timing of revenue recognition may differ from when customers are invoiced.

Deferred revenue is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Current	$25,913	$23,166
Non-current	1,841	1,529
Total	$27,754	$24,695

Most performance obligations greater than one year relate to service and support contracts that the Company expects to fulfill within 36 months. The Company expects to fulfill 100% of service and support contracts within 60 months.

The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2025	2024
Beginning balance - January 1	$24,695	$11,454
Acquired deferred revenue (refer to "Note 3 - Acquisitions")	809	13,283
Recognition of deferred revenue	(150,986)	(113,016)
Deferral of revenue	151,966	114,755
Impact of foreign currency translation of deferred revenue	1,270	(1,781)
Ending balance - December 31	$27,754	$24,695

The above tables exclude customer deposits of $2.0 million and $1.8 million as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recognized revenue included in contract liabilities at the beginning of each respective period of $22.6 million and $7.1 million.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

    Disaggregated revenue is as follows:

	Year Ended December 31, 2025
(in thousands)	Point in time	Over time
Subscription service	$—	$291,170
Hardware	106,410	—
Professional service	19,769	38,198
Total	$126,179	$329,368

	Year Ended December 31, 2024
(in thousands)	Point in time	Over time
Subscription service	$—	$207,422
Hardware	87,040	—
Professional service	21,322	34,198
Total	$108,362	$241,620

	Year Ended December 31, 2023
(in thousands)	Point in time	Over time
Subscription service	$—	$122,597
Hardware	103,391	—
Professional service	21,565	29,161
Total	$124,956	$151,758

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

During the quarter ended September 30, 2025, the fair values of assets and liabilities as of the GoSkip Closing Date were finalized. There were no measurement period adjustments made to the initial fair values of assets and liabilities recorded.

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

On the Delaget Closing Date, the Company paid equity holders of Delaget $16.9 million in cash (the "Delaget Cash Consideration"), and committed to issue 1,488,669 shares of common stock. The closing stock price as of the Delaget Closing Date was $72.67, resulting in equity consideration of $108.2 million (the "Delaget Equity Consideration") and a total purchase consideration of $125.1 million (the "Delaget Merger Consideration"). The Delaget Merger Consideration is subject to adjustment for any cash, indebtedness (including debt-like items), and net working capital of the acquired entities. The Delaget Equity Consideration was not issued as of December 31, 2024 and was included in equity consideration payable in the consolidated financial statements. However, the Company determined that control of Delaget was transferred to the Company on December 31, 2024 due to the transfer of the Delaget Cash Consideration, the establishment of the equity consideration payable on the Delaget Closing Date, and the Company gaining full authority over the operations and decision-making of Delaget. On January 6, 2025, pursuant to the Delaget Merger Agreement, the Company issued 1,488,669 shares of common stock as consideration for the Delaget Acquisition. The total value of the shares issued was $109.7 million as of January 6, 2025. The Company acquired Delaget to complement its Operator Cloud solutions.

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

The Company incurred acquisition and integration expenses related to the Delaget Acquisition of approximately $1.1 million and $1.4 million during the years ended December 31, 2025 and 2024, respectively, which are included in general and administrative expense in the consolidated statements of operations.

The Delaget Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their determined respective fair values as of the Delaget Closing Date. The fair value determinations were based on management's estimates and assumptions, with the assistance of valuation and independent tax consultants.

During the year ended December 31, 2025, fair values of assets and liabilities as of the Delaget Closing Date were finalized to reflect ongoing acquisition valuation analyses and net working capital adjustments. These adjustments included changes to deferred taxes and goodwill to refine tax exposure estimates, and changes to accounts receivable, property and equipment, accrued expenses, and goodwill to reflect net working capital adjustments.

The following table presents management's final purchase price allocation and initial purchase price allocation:

(in thousands)	Final purchase price allocation	Initial purchase price allocation
Cash	$1,087	$1,087
Accounts receivable	979	1,117
Property and equipment	—	80
Lease right-of-use assets	1,380	1,380
Developed technology	11,500	11,500
Customer relationships	14,000	14,000
Non-competition agreements	3,700	3,700
Indemnification assets	2,338	2,338
Prepaid and other acquired assets	200	200
Goodwill	97,943	97,017
Total assets	133,127	132,419
Accounts payable	295	295
Accrued expenses	2,184	1,155
Lease right-of-use liabilities	1,359	1,359
Deferred revenue	893	893
Indemnification liabilities	2,338	2,338
Deferred taxes	991	1,312
Consideration paid	$125,067	$125,067

Intangible Assets

The Company identified three acquired intangible assets in the Delaget Acquisition: developed technology; customer relationships; and non-competition agreements. The fair value of developed technology was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings recognized from not having to pay a royalty for the use of an asset. The Company applied a seven-year economic life, a fair and reasonable royalty rate of 15.0%, and a discount rate of 15.0% in determining the Delaget developed technology intangible preliminary fair value. The fair value of the customer relationship intangible asset was determined utilizing the “multi-period excess earnings method”, which method is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a 10.0% estimated annual attrition rate and discount rate of 15.0% in determining the Delaget customer relationships intangible fair value. The fair value of the Delaget non-competition agreements was determined utilizing the discounted earnings method. The estimated useful life of each of the foregoing identifiable intangible assets was determined to be: seven years for developed technology; thirteen years for customer relationships; and five years for the non-competition agreements.

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

The net deferred tax liability relating to the Delaget Acquisition was determined by the Company to provide future taxable temporary differences that allow for the Company to utilize certain previously fully reserved deferred tax assets. Accordingly, the Company recognized a reduction to its valuation allowance resulting in a net tax benefit of $1.0 million for the year ended December 31, 2025.

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

The Company incurred acquisition and integration expenses related to the TASK Group Acquisition of approximately $1.6 million and $3.6 million during the years ended December 31, 2025 and 2024, respectively, which are included in general and administrative expense in the consolidated statements of operations.

The TASK Group Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their determined respective fair values as of the TASK Closing Date. The fair value determinations were based on management's estimates and assumptions, with the assistance of independent valuation and tax consultants.

During the quarter ended June 30, 2025, fair values of assets and liabilities as of the TASK Closing Date were finalized to reflect ongoing acquisition valuation analyses. These adjustments included changes to accrued expenses, deferred taxes, and goodwill to refine tax exposure estimates.

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

Intangible Assets

The Company identified three acquired intangible assets in the TASK Group Acquisition: developed technology; customer relationships; and trade names split across the TASK and Plexure product lines. The fair value of developed technology was determined utilizing the relief from royalty approach. The Company applied a seven-year economic life, a fair and reasonable royalty rate of 20.0%, and a discount rate of 12.5% in determining the Plexure developed technology and a seven-year economic life, a fair and reasonable royalty rate of 12.0%, and a discount rate of 14.0% in determining the TASK developed technology intangible fair values. The fair values of the customer relationship intangible asset was determined utilizing the multi-period excess earnings method. The Company applied a 10.0% estimated annual attrition rate and a discount rate of 14.0% for the TASK customer relationships and applied a 95.0% probability of renewal factor and a discount rate of 12.5% for the Plexure customer relationships intangible fair values. The fair value of the trade names intangible was determined utilizing the relief from royalty approach. The Company applied a fair and reasonable royalty rate of 0.5% and a discount rate of 12.5% for the Plexure trade name and a fair and reasonable royalty rate of 1.0% and a discount rate of 14.0% in determining the TASK trade name intangible fair values. The estimated useful life of each of the foregoing identifiable intangible assets was determined to be: seven years for developed technology; thirteen years for customer relationships; and eight years for the trade names.

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

$1.5 million of the Stuzo Cash Consideration was deposited into an escrow account administered by a third party to fund potential post-closing adjustments and obligations. The escrow account was released in full during 2024.

The Company incurred acquisition and integration expenses related to the Stuzo Acquisition of approximately $0.3 million and $2.9 million during the years ended December 31, 2025 and 2024, respectively, which are included in general and administrative expense in the consolidated statements of operations.

The Stuzo Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed have been accounted for at their determined respective fair values as of March 8, 2024, (the "Stuzo Acquisition Date"). The fair value determinations were based on management's estimates and assumptions, with the assistance of independent valuation and tax consultants.

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

Pro Forma Financial Information - unaudited

The following table summarizes the Company's unaudited pro forma results of operations for the years ended December 31, 2024 and 2023 as if the Delaget Acquisition, TASK Group Acquisition, and Stuzo Acquisition had occurred on January 1, 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Total revenue	$399,333	$377,246
Net loss from continuing operations	$(108,961)	$(90,085)
The unaudited pro forma results presented above are for illustrative purposes only and do not reflect the realization of actual cost savings or any related integration costs. The unaudited pro forma results do not purport to be indicative of the results that would have been obtained, or to be a projection of results that may be obtained in the future. These unaudited pro forma results include certain adjustments, primarily due to increases in amortization expense due to the fair value adjustments of intangible assets, acquisition related costs, and the impact of income taxes on the pro forma adjustments. $10.4 million of acquisition and integration costs have been reflected in the 2023 pro forma results.

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

Note 4 — Discontinued Operations

On June 7, 2024 (the "PGSC Closing Date"), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Booz Allen Hamilton Inc. ("Booz Allen Hamilton") for the divestiture of PAR Government Systems Corporation ("PGSC"), a wholly owned subsidiary of the Company. Pursuant to the Purchase Agreement, on the PGSC Closing Date, Booz Allen Hamilton acquired 100% of the issued and outstanding shares of common stock of PGSC for a cash purchase price of $95.0 million, before customary post-closing adjustments based on PGSC’s indebtedness, working capital, cash, and transaction expenses at closing. At closing we entered into a transition services agreement with Booz Allen Hamilton pursuant to which the Company and Booz Allen Hamilton provide certain transitional services to each other as contemplated by and subject to the Purchase Agreement. The service period for the transitional services generally ended during the third quarter of 2025.

On July 1, 2024, the Company divested 100% of the issued and outstanding equity interests of Rome Research Corporation ("RRC"), a wholly-owned subsidiary of the Company, to NexTech Solutions Holdings, LLC ("NexTech") for a cash purchase price of $7.0 million, before customary post-closing adjustments based on RRC’s indebtedness, working capital, cash, and transaction expenses at closing. At closing we entered into a transition services agreement with NexTech pursuant to which the Company and NexTech provide certain transitional services to each other as contemplated by and subject to the transition services agreement. The service period for the transitional services generally ended during the third quarter of 2025.

The divestiture of PGSC and RRC comprise the divestiture of 100% of the Company's Government segment. The Company recognized a pre-tax gain on sale of $81.2 million from the divestiture of PGSC and RRC in the year ended December 31, 2024.

Pursuant to the Purchase Agreement, within 120 days following the PGSC Closing Date Booz Allen Hamilton was required to deliver to the Company a closing statement setting forth its determination of net working capital and any resulting net working capital surplus or deficit. During the three months ended December 31, 2024, the working capital adjustments were finalized and the Company received $4.0 million, resulting in a $4.0 million increase in the pre-tax gain on sale.

Pursuant to the divestiture of RRC, $0.7 million of the cash purchase price was deposited into an escrow account administered by a third party to fund potential post-closing adjustments and obligations. Within 90 days following the RRC Closing Date, NexTech was required to deliver to the Company a closing statement setting forth its determination of net working capital and any resulting net working capital surplus or deficit. During the three months ended March 31, 2025, the working capital adjustments were finalized and the Company received $0.2 million, resulting in a $0.2 million increase in the pre-tax gain on sale.

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

The Company incurred expenses related to its disposition of PGSC and RRC of approximately $7.1 million in the year ended December 31, 2024, which are included in net income from discontinued operations in the consolidated statements of operations.

The accounting requirements for reporting the disposition of PGSC and RRC as discontinued operations were met when the disposition of PGSC was completed and the divestiture of RRC was deemed probable. Accordingly, the historical results of PGSC and RRC have been presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented.

The following table presents the major categories of income from discontinued operations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Contract revenue	$—	$66,540	$139,109
Contract cost of sales	—	(60,218)	(126,745)
Operating income from discontinued operations	—	6,322	12,364
General and administrative expense	—	(693)	(353)
Other expense, net	—	—	(4)
Gain on sale of discontinued operations	197	81,190	—
Income from discontinued operations before taxes	197	86,819	12,007
Provision for income taxes	—	(1,896)	(140)
Net income from discontinued operations	$197	$84,923	$11,867

In accordance with ASC Topic 205, Presentation of Financial Statements, the Company adjusted contract cost of sales to exclude corporate overhead allocated to discontinued operations for all periods presented.

The following table presents select non-cash operating and investing activities related to cash flows from discontinued operations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization	$—	$200	$467
Capital expenditures	$—	$233	$499
Stock-based compensation	$—	$1,004	$136

Note 5 — Leases

A significant portion of the Company's operating lease portfolio includes office space, research and development facilities, IT equipment, and automobiles. The Company's leases have remaining lease terms of one to six years. Substantially all lease expense is presented within general and administrative expense in the consolidated statements of operations and is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total lease expense	$3,516	$2,028	$1,698

Supplemental cash flow information related to leases is as follows:

	December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from leases	$3,074	$1,868
Non-cash amounts included in the measurement of lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,199	$1,973

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term	4.4 years	4.7 years
Weighted-average discount rate	7.2%	6.4%

The following table summarizes future lease payments for operating leases at December 31, 2025:

(in thousands)	Operating leases
2026	$2,450
2027	1,976
2028	2,018
2029	1,918
2030	1,313
Thereafter	138
Total lease payments	9,813
Less: portion representing imputed interest	(1,479)
Total	$8,334

Note 6 — Accounts Receivable, Net

At December 31, 2025 and 2024, the Company had current expected credit loss of $5.3 million and $3.4 million, respectively, against accounts receivable. The following table presents changes in the current expected credit loss during the years ended December 31:

(in thousands)	2025	2024
Beginning balance - January 1	$3,392	$1,949
Acquired provisions	—	654
Provisions	4,334	2,596
Write-offs	(2,431)	(1,807)
Ending balance - December 31	$5,295	$3,392

Receivables recorded as of December 31, 2025 and 2024 all represent unconditional rights to payments from customers.

Note 7 — Inventories, Net

Inventories are used in the manufacture and service of our hardware products. The components of inventories, net consist of the following:

	December 31,
(in thousands)	2025	2024
Finished goods	$18,129	$13,696
Work in process	242	208
Component parts	8,360	7,450
Service parts	705	507
Inventories, net	$27,436	$21,861

At December 31, 2025 and 2024, the Company had excess and obsolescence reserves of $7.6 million and $8.8 million, respectively, against inventories.

Note 8 — Property, Plant and Equipment, Net

The components of property, plant and equipment, net, are:

	December 31,
(in thousands)	2025	2024
Land	$199	$199
Building and improvements	11,182	11,378
Software	17,395	17,594
Furniture and equipment	21,589	19,293
Construction in process	—	240
	50,365	48,704
Less accumulated depreciation	(37,079)	(34,597)
	$13,286	$14,107

The estimated useful lives of buildings and improvements are 15 to 40 years. The estimated useful lives of furniture and equipment range from three to eight years. The estimated useful life on software is three to seven years. Depreciation expense was $4.3 million, $4.0 million, and $2.8 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 9 — Identifiable Intangible Assets and Goodwill

The components of identifiable intangible assets are:

(in thousands)	December 31, 2025	December 31, 2024	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$183,840	$181,600	3 - 7 years	4.27 years
Internally developed software costs	43,233	42,353	3 years	1.96 years
Customer relationships	119,046	115,910	5 - 15 years	10.00 years
Trade names	3,210	3,210	2 - 8 years	6.55 years
Non-competition agreements	7,230	7,230	1 - 5 years	3.65 years
	356,559	350,303
Impact of currency translation on intangible assets	(983)	(5,557)
Less: accumulated amortization	(164,471)	(119,900)
	$191,105	$224,846
Internally developed software costs not meeting general release threshold	1,065	1,287
Trademarks, trade names (non-amortizable)	11,200	11,200	Indefinite
	$203,370	$237,333

Internally developed software costs not meeting general release threshold will be ready for their intended use within the next 12 months. Software costs placed into service during the years ended December 31, 2025 and 2024 were $4.9 million and $7.6 million, respectively. Annual amortization charged to cost of sales is computed using the straight-line method over the remaining estimated economic life of the product, generally three years.

The following table summarizes amortization expense for identifiable intangible assets:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Amortization of acquired developed technology	$25,269	$20,500	$16,281
Amortization of internally developed software	6,014	4,982	6,167
Amortization of identifiable intangible assets recorded in cost of sales	$31,283	$25,482	$22,448
Amortization expense recorded in operating expenses	$13,408	$8,452	$1,858
Impact of foreign currency translation on intangible assets	$1,123	$359	$(909)

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition-related intangibles, excluding software costs not meeting the general release threshold, is as follows:

(in thousands)
2026	$42,267
2027	37,930
2028	26,843
2029	19,213
2030	16,724
Thereafter	48,128
Total	$191,105

The following table summarizes changes in the carrying balance of goodwill:

(in thousands)
Beginning Balance - December 31, 2023	$488,918
Stuzo Acquisition	134,112
TASK Group Acquisition	182,042
Delaget Acquisition	97,017
Foreign currency translation	(14,630)
Balance - December 31, 2024	887,459
Delaget Acquisition ASC 805 measurement period adjustment	925
Foreign currency translation	9,651
Ending Balance - December 31, 2025	$898,035

Refer to "Note 3 — Acquisitions" for additional information on goodwill recognized in acquisitions. There was no impairment loss related to goodwill in any of the periods presented in the accompanying consolidated financial statements as discussed in further detail in "Note 1 – Summary of Business and Significant Accounting Policies".

Note 10 — Debt

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2025:

(in thousands)	2026 Notes	2027 Notes	2030 Notes	Total
Principal amount outstanding	$20,000	$265,000	$115,000	$400,000
Unamortized debt issuance cost	(46)	(2,789)	(3,141)	(5,976)
Total long-term debt	19,954	262,211	111,859	394,024
Less: current portion of long-term debt	(19,954)	—	—	(19,954)
Total non-current portion of long-term debt	$—	$262,211	$111,859	$374,070

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2024:

(in thousands)	2026 Notes	2027 Notes	Credit Facility	Total
Principal amount outstanding	$20,000	$265,000	$90,000	$375,000
Unamortized debt issuance cost	(178)	(4,210)	(1,066)	(5,454)
Unamortized discount	—	—	(1,191)	(1,191)
Total long-term debt	19,822	260,790	87,743	368,355
Less: current portion of long-term debt	—	—	—	—
Total non-current portion of long-term debt	$19,822	$260,790	$87,743	$368,355

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

Pursuant to privately negotiated agreements dated November 20, 2024, the Company acquired $100.0 million aggregate principal amount of its outstanding 2026 Notes (the “Exchanged Notes”) for 2,381,765 shares of the Company's common stock at a closing stock price of $76.06 on November 20, 2024, plus $1.5 million in cash for the payout of fractional shares and third-party fees paid in connection with the conversion (the “Notes Exchange”). Additionally, the Company wrote-off $0.9 million of unamortized debt issuance costs in connection with the Notes Exchange. Furthermore, $4.1 million of the loss represents the difference between the fair value of the original conversion terms and the fair value of the induced conversion terms at the time of settlement. As such, the Notes Exchange resulted in an inducement loss on settlement of convertible notes of $6.6 million, which is recorded as a loss on extinguishment of debt in the Company’s consolidated statements of operations. Following the Notes Exchange, an aggregate of $20.0 million principal amount of the 2026 Notes remained outstanding. Refer to "Note 17 – Subsequent Events" for further information on the remaining principal amount outstanding on the 2026 Notes.

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

The Senior Notes are senior, unsecured obligations of the Company. The Senior Notes are convertible, in whole or in part, at the option of the holder, upon the occurrence of specified events or certain fundamental changes set forth in the Indentures prior to the close of business on the business day immediately preceding October 15, 2025, April 15, 2027, and October 15, 2029, respectively; and, thereafter, at any time until the close of business on the second business day immediately preceding maturity. The 2026 Notes are convertible into Company common stock at an initial conversion rate of 23.2722 shares per $1,000 principal amount, the 2027 Notes are convertible into Company common stock at an initial conversion rate of 12.9870 shares per $1,000 principal amount, and the 2030 Notes are convertible into Company common stock at an initial conversion rate of 10.3089 shares per $1,000 principal amount. Upon conversion, the Company may elect to settle by paying or delivering either solely cash, shares of Company common stock or a combination of cash and shares of Company common stock. The Indentures contain covenants that, among other things, restrict the Company’s ability to merge, consolidate or sell, or otherwise dispose of, substantially all of its assets and customary Events of Default (as defined in the Indentures). The Company was in compliance with all covenants as of December 31, 2025.

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

On January 30, 2025, the Company utilized proceeds from its sale of the 2030 Notes to fully repay the $90.0 million aggregate principal amount outstanding under its Credit Facility. As a result of this early repayment, the Company recognized a $5.8 million loss on extinguishment of debt, recorded in the consolidated statement of operations, which primarily consists of the write-off of unamortized debt issuance costs and discount, the payment of prepayment penalties, accrued and unpaid interest, and other related expenses.

The following table summarizes interest expense recognized on long-term debt:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Contractual interest expense	$6,351	$11,470	$7,627
Amortization of debt issuance costs	2,307	2,216	2,205
Amortization of discount	35	216	—
Total interest expense	$8,693	$13,902	$9,832

The cash paid for interest was $5.1 million for the year ended December 31, 2025.

The following table summarizes the future principal payments as of December 31, 2025:

(in thousands)
2026	$20,000
2027	265,000
2028	—
2029	—
2030	115,000
Thereafter	—
Total	$400,000

Note 11 — Common Stock

In January 2025, the Company issued 1,488,669 shares of its common stock related to the Delaget Acquisition. Refer to "Note 3 – Acquisitions" for additional information about the Delaget Acquisition.

In November 2024, the Company issued 2,381,765 shares of its common stock as part of the Notes Exchange related to the exchange of the 2026 Notes. Refer to "Note 10 – Debt" for additional information about the Notes Exchange.

In 2024, Company issued 441,598 and 2,163,393 shares of its common stock related to the Stuzo Acquisition and TASK Group Acquisition, respectively. Refer to "Note 3 – Acquisitions" for additional information about the Stuzo Acquisition and TASK Group Acquisition.

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

Note 12 — Stock-Based Compensation

The Company recorded stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023, net of forfeitures and adjustments, in the consolidated statements of operations as follows:

(in thousands)	2025	2024	2023
Cost of sales	$1,194	$759	$942
General and administrative	23,961	19,655	9,199
Sales and marketing	1,333	1,077	1,650
Research and development	4,157	2,996	2,500
Total	$30,645	$24,487	$14,291

As a result of forfeitures of non-vested stock awards prior to the completion of the requisite service period or failure to meet requisite performance targets, the Company recorded a reduction of stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 of $0.9 million, $0.2 million, and $0.6 million, respectively.

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

•Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”) can have service-based and/or performance-based vesting. Grants of RSAs and RSUs with service-based vesting are subject to vesting periods ranging from one to three years. Grants of RSAs and RSUs with performance-based vesting are subject to a vesting period of one to four years and performance targets as defined by the Compensation Committee. These include awards with internal performance targets for which the Company assesses the likelihood of achievement throughout the performance period and recognizes compensation expense associated with its performance awards based on this assessment in accordance with ASC Topic 718, Stock Compensation, and awards with market-based performance targets for which compensation expense is recognized over the service period. Other terms and conditions applicable to any RSA or RSU award will be determined by the Compensation Committee and set forth in the agreement relating to that award.

Stock Options

The below tables present information with respect to stock options:

(in thousands, except for exercise price)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2025	714	$13.36
Options granted	134	$38.70
Options exercised	(35)	$13.40
Options canceled/forfeited	(1)	$16.99
Outstanding at December 31, 2025	812	$17.54	$15,547
Vested and expected to vest at December 31, 2025	812	$17.54	$15,547
Total shares exercisable at December 31, 2025	678	$13.35	$15,547

(in thousands, except for grant date fair value)	2025	2024	2023
Option expense recorded for the year ended December 31,	$138	$507	$2,813
Weighted average grant date fair value	$22.52	$—	$—
Total intrinsic value of stock options exercised for the year ended December 31,	$1,397	$6,745	$2,700
Cash received for options exercised	$466	$2,235	$1,069

The fair value of options at the date of the grant was estimated using the Black-Scholes model with the following assumptions for the period ending December 31, 2025:

2025
Expected option life	6.0 years
Weighted average risk-free interest rate	3.8%
Weighted average expected volatility	58.9%
Expected dividend yield	None

For the years ended December 31, 2025, 2024, and 2023, the expected option life was based on the Company’s historical experience with similar type options. Expected volatility is based on historic volatility levels of the Company’s common stock over the preceding period of time consistent with the expected life. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Stock options outstanding at December 31, 2025 are summarized as follows:

Range of exercise prices	Number outstanding (in thousands)	Weighted average remaining life
$0.73 - $38.70	812	4.94 years

Restricted Stock Units

Current year activity with respect to the Company’s non-vested RSUs is as follows:

(in thousands, except weighted average fair value)	Shares	Weighted Average grant- date fair value
Balance at January 1, 2025	1,122	$47.21
Granted	542	$67.77
Vested	(482)	$44.27
Canceled/forfeited	(96)	$54.61
Balance at December 31, 2025	1,086	$59.59

The below table presents information with respect to RSUs:

(in thousands)	2025	2024	2023
Service-based RSU	$19,566	$12,723	$9,189
Performance-based RSU	8,355	8,969	2,257
Total stock-based compensation expense related to RSUs	$27,921	$21,692	$11,446

The Company determined the achievement of non-market performance based awards to be probable in 2024 and 2023. As of 2025, the Company had no outstanding performance-based awards with non-market performance conditions. Accordingly, a probability assessment was not applicable in 2025.

At December 31, 2025, the aggregate unrecognized compensation cost of equity awards was $47.1 million, which is expected to be recognized as compensation expense in fiscal years 2026 to 2028.

Employee Stock Purchase Plan

In June 2021, the Company's shareholders approved the 2021 Employee Stock Purchase Plan ("ESPP"), through which eligible employees may purchase shares of the Company's common stock at a discount through accumulated payroll deductions. The ESPP became effective on November 1, 2021. Participation in the ESPP by eligible employees of the Company and participating subsidiaries began on December 1, 2023. A total of 330,000 shares of Company common stock are reserved for purchase under the ESPP, subject to adjustment as provided for in the ESPP. As of December 31, 2025, 62,870 shares of common stock were purchased.

Note 13 — Income Taxes
The provision for (benefit from) income taxes consists of:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current income tax:
Federal	$18	$—	$—
State	(888)	1,357	502
Foreign	3,472	2,361	1,149
	2,602	3,718	1,651
Deferred income tax:
Federal	952	(5,576)	59
State	534	(707)	138
Foreign	(1,165)	(2,203)	—
	321	(8,486)	197
Provision for (benefit from) income taxes	$2,923	$(4,768)	$1,848
The components of net loss before income taxes consist of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States	$(61,393)	$(77,811)	$(65,972)
International	(20,342)	(16,867)	(13,799)
Total net loss before income taxes	$(81,735)	$(94,678)	$(79,771)

Applying the updated requirements in ASU 2023-09 on a prospective basis, cash payments made for income taxes, net of refunds, are as follows:

Year Ended December 31,
(in thousands)	2025
Federal	$—
State and municipal:
California	498
Maryland	297
New York	617
Other(1)	1,422
Foreign:
Australia	608
India	561
New Zealand	1,673
Other(1)	87
Income taxes paid, net of refunds	$5,763

(1) No other jurisdiction meets the 5% threshold for the separate reporting requirement.

Deferred tax (liabilities) assets are comprised of the following at:

	December 31,
(in thousands)	2025	2024
Deferred tax liabilities:
Operating lease assets	$(1,723)	$(1,588)
Software development costs	(737)	(2,788)
Intangible assets	(25,480)	(29,776)
481(a) adjustment	(465)	(950)
Depreciation on property, plant and equipment	(2,040)	(1,901)
Partnership basis difference	(6,333)	(4,993)
Gross deferred tax liabilities	(36,778)	(41,996)

Deferred tax assets:
Allowances for bad debts and inventory	2,713	2,896
Capitalized inventory costs	15	17
Employee benefit accruals	6,116	5,096
Interest expense limitation under section 163 (j)	4,294	2,594
Operating lease liabilities	1,767	1,730
Federal net operating loss carryforward	52,428	29,339
State net operating loss carryforward	13,233	11,020
Foreign net operating loss carryforward	14,956	11,117
Federal and state tax credit carryforwards	16,933	16,435
R&D capitalization	12,527	28,484
Other	953	900
Gross deferred tax assets	125,935	109,628

Less valuation allowance	(106,013)	(85,100)

Non-current net deferred tax liabilities	$(16,856)	$(17,468)
The non-current net deferred tax liabilities are included within other long-term liabilities on the Company's consolidated balance sheets. The Company has a federal operating loss carryforward of $249.7 million with an unlimited carryforward period. The Company also has state tax credits of $2.0 million and net operating loss carryforwards that vary by jurisdiction, ranging from zero to $83.3 million, and expire in various tax years through 2045. The Company has foreign net operating loss carryforwards of $60.5 million expiring through 2044 and $24.3 million with an indefinite carryforward period.

In evaluating our ability to recover our deferred tax assets, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and results of recent operations. A valuation allowance is required to the extent it is more likely than not that the future benefit associated with certain federal, state, and foreign deferred tax assets including tax loss carryforwards will not be realized.

As of December 31, 2025, management believes that it is more likely than not that the benefit from its deferred tax assets will not be realized except for the estimated amount of future tax associated with indefinite lived intangible assets in certain jurisdictions. In calculating the valuation allowance, the Company was only permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets (i.e. “naked credit deferred tax liabilities”) as a source of taxable income to support the realization of its existing indefinite-lived deferred tax assets.

As a result of this analysis, management determined that the Company's United States, Switzerland, Australia, and certain Canadian jurisdictions should maintain a full valuation allowance.

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

In the current year, the income tax provision includes an overall increase in deferred tax assets and a corresponding increase in U.S. valuation allowance of $14.0 million primarily related to the write-off of unamortized research and development costs, resulting in the generation of NOL's. The foreign valuation allowance increased $7.0 million primarily due to increased NOL’s in Canada, Switzerland, and Australia and interest disallowance in Australia.

In 2024, the income tax provision included a decrease in deferred tax assets and a corresponding decrease in U.S. valuation allowance of $10.1 million primarily related to the impact of non-deductible stock-based compensation and deferred tax liabilities recorded as a result of the Stuzo Acquisition and Delaget Acquisition. The foreign valuation allowance increased $7.2 million due to increased PAR Ordering NOL’s and Australia NOL’s acquired in the TASK Group Acquisition, which did not have any impact on tax expense.

In 2023, the income tax provision included an increase in deferred tax assets and a corresponding increase in valuation allowance of $10.8 million related to the capitalization of R&D expenses for tax purposes and an increase in deferred tax assets and corresponding increase in valuation allowance of $3.3 million from foreign net operating loss carryforwards related to the MENU Acquisition.

The Company records the benefits relating to uncertain tax positions only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. At December 31, 2025, the Company had no reserve for uncertain tax positions and the Company believes the Company has adequately provided for its tax-related liabilities. The Company is no longer subject to federal income tax audits for years before 2021. The Company's foreign subsidiaries have statutes of limitations ranging from 3 - 5 years. The statute is closed through 2020 for the major jurisdictions of Australia and New Zealand.

The following table presents the required disclosures pursuant to ASU 2023-09 and reconciles the Company's effective tax rate from the U.S. federal statutory tax rate of 21%:

	Year Ended December 31, 2025
	Amount	Percent
Federal statutory tax rate	$(17,164)	21.0%
State taxes, net of federal benefit(1)	(207)	0.2
Tax credits:
Research and development	(279)	0.3
Foreign tax impacts:
Australia
Statutory tax rate difference	(1,516)	1.9
Valuation allowance	5,219	(6.4)
Other	43	(0.1)
Canada
Prior Year NOL Adjustment	(900)	1.1
Other	1,150	(1.4)
Switzerland
Statutory tax rate difference	883	(1.1)
Other	601	(0.7)
Other foreign jurisdictions	1,098	(1.3)
Nontaxable or nondeductible expenses:
Stock based compensation	(1,857)	2.3
Executive compensation	3,831	(4.7)
Other	443	(0.5)
Valuation allowance	11,685	(14.3)
Other	(107)	0.1
Effective tax rate	$2,923	(3.6)%

(1) State taxes in New York and Texas comprised greater than 50% of the tax effect in this category.

The following table reconciles the Company's effective tax rate from the U.S. federal statutory tax rate of 21% prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	(0.5)	(0.7)
Contingent consideration revaluation	0.1	2.4
Nondeductible expenses	(1.4)	(0.2)
Tax credits (including R&D)	2.8	1.5
Foreign income tax rate differential	(3.9)	(4.9)
Stock based compensation	(1.6)	(1.2)
Valuation allowance	(11.0)	(20.1)
Other	(0.5)	(0.1)
Effective tax rate	5.0%	(2.3)%

The effective income tax rate was (3.6)%, 5.0% and (2.3)% during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The decrease in 2025 compared to the statutory tax rate of 21.0% was primarily due to the increase in valuation allowance, stock-based compensation, and the foreign income tax rate differential. The decrease in 2024 and 2023 compared to the statutory tax rate of 21.0% was primarily due to the increase in valuation allowance and the foreign income tax rate differential.

Note 14 — Commitments and Contingencies

Purchase Commitments

As of December 31, 2025, our non-cancellable purchase commitments totaled $65.3 million, consisting of $48.6 million due within the next 12 months and $16.7 million due thereafter. These primarily consist of unconditional purchase commitments for inventory, software licensing, external labor, and third-party cloud services.

Legal Proceedings

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

The following tables present revenues and significant segment expenses:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total revenues, net	$455,547	$349,982	$276,714
Less (add):
Subscription service cost of sales(1)	100,285	70,888	41,414
Hardware cost of sales(1)	81,690	65,486	79,819
Professional service cost of sales(1)	42,973	40,960	42,600
Sales and marketing(1)	47,569	40,613	36,832
General and administrative(1)	90,993	77,272	58,190
Research and development(1)	77,463	64,107	55,701
Depreciation and amortization	35,610	29,455	25,156
Stock-based compensation	30,645	24,487	14,291
Transaction costs	3,682	8,454	2,273
Amortization of identifiable intangible assets	13,408	8,452	1,858
Other segment items(2)	—	(1,095)	(9,700)
Operating loss	$(68,771)	$(79,097)	$(71,720)
Other segment items(3)	(15,690)	74,110	1,968
Net loss	$(84,461)	$(4,987)	$(69,752)

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
(3) Other segment items include other (expense) income, net; loss on extinguishment of debt; interest expense, net; (provision for) benefit from income taxes; and net income from discontinued operations. See the consolidated statements of operations for additional information on these amounts.

The following table presents revenues by geographic area based on the location of the customer:

	Year Ended December 31,
(in thousands)	2025	2024	2023
United States	$378,772	$306,135	$253,115
International	76,775	43,847	23,599
Total	$455,547	$349,982	$276,714

The following table presents long-lived assets, which consist of property, plant, and equipment, net and lease right-of-use assets, by geographic area based on the location of the assets:

	December 31,
(in thousands)	2025	2024
United States	$15,369	$18,070
International	6,093	4,258
Total	$21,462	$22,328

Customers accounting for 10% or more of the Company’s total revenues are summarized as follows:

	Year Ended December 31,
	2025	2024	2023
McDonald’s Corporation	21%	15%	12%
Yum! Brands, Inc.	8%	9%	13%
Dairy Queen	7%	8%	11%
All Others	64%	68%	64%
Total	100%	100%	100%

No other customer within “All Others” accounted for 10% or more of the Company’s total revenue for the years ended 2025, 2024, and 2023.

Note 16 — Fair Value of Financial Instruments

The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 − quoted prices in active markets for identical assets or liabilities (observable)

Level 2 − inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 − unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, and debt instruments. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of December 31, 2025 and December 31, 2024 were considered representative of their fair values because of their short term nature and are classified as Level 1 of the fair value hierarchy. Debt instruments are recorded at principal amount net of unamortized debt issuance cost and discount (refer to "Note 10 – Debt" for additional information). The estimated fair value of the 2026 Notes, 2027 Notes, and 2030 Notes at December 31, 2025 was $20.7 million, $260.7 million, and $98.6 million, respectively. The estimated fair value of the 2026 Notes, 2027 Notes, and Credit Facility as of December 31, 2024 was $34.5 million, $305.7 million, and $87.7 million, respectively. As the Credit Facility had a variable interest rate and no equity component, the book value of the Credit Facility is equal to the fair value. The valuation techniques used to determine the fair values of the Company's long-term debt are classified within Level 2 of the fair value hierarchy as they are derived from broker quotations.

The Company used a Monte Carlo simulation modeling of a discounted cash flow model to determine the fair value of the earn-out liability associated with the MENU Acquisition. Significant inputs used in the simulation are not observable in the market and thus the liability represents a Level 3 fair value measurement as defined in ASC 820. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date will be reflected as cash used in financing activities in the Company's consolidated statements of cash flows. Any amount paid in excess of the liability on the acquisition date will be reflected as cash used in operating activities.

During 2024, the earn-out period expired with no payment made. As such, the Company recorded a $0.6 million adjustment to decrease the fair value of the contingent consideration liability related to the MENU Acquisition to zero as of December 31, 2024.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3):

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

Note 17 — Subsequent Events

Pursuant to privately negotiated agreements dated January 14, 2026, on January 23, 2026, the Company acquired approximately $17.1 million aggregate principal amount of its remaining outstanding 2026 Notes (the "Additional Exchanged Notes") in exchange for 485,186 shares of the Company's common stock, plus approximately $134,000 in cash for accrued and unpaid interest on the Additional Exchanged Notes to, but excluding, the closing date (the “Additional Notes Exchange”). The difference between the fair value of the original conversion terms and the fair value of the induced conversion terms at the time of settlement resulted in an inducement loss on settlement of convertible notes of approximately $3.7 million. Following the Additional Notes Exchange, an aggregate of approximately $2.9 million principal amount of the 2026 Notes remained outstanding.

On January 26, 2026, the Company announced that it had entered into an asset purchase agreement with Cardlytics, Inc. to acquire substantially all of the assets of Bridg, an identity resolution and shopper intelligence platform. The Company will also assume certain liabilities associated with the acquired assets. The consideration for the transaction is expected to consist of shares of the Company's common stock with a purchase price of $27.5 million, subject to purchase price adjustments, with a maximum total purchase price of $30.0 million. The transaction is expected to close during the first quarter of 2026, subject to customary closing conditions.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in its report below.

Changes in Internal Control over Financial Reporting.

The Company's internal controls over financial reporting included those inherited from the Delaget Acquisition, which have been evaluated by management and supplemented where deemed appropriate. In its evaluation of changes in our internal control over financial reporting, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify any other changes that occurred in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PAR Technology Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PAR Technology Corporation and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Rochester, New York
February 26, 2026

Item 9B.     OTHER INFORMATION

Menar and King Employment Letters

On February 25, 2026, PAR entered into an employment offer letter (the "Menar Employment Letter") with Bryan Menar that sets forth the terms of his continued service as Chief Financial Officer, including base salary, eligibility for short- and long-term incentive compensation, and certain restrictive covenants. Pursuant to the Menar Employment Letter, Mr. Menar's annual base salary is $450,000, he is eligible to earn an annual short-term incentive cash bonus ("STI bonus") equal to 65% of his then base salary, subject to the achievement of annual performance goals established by the Compensation Committee, and Mr. Menar will participate in the Company’s long-term incentive program, pursuant to which he will be granted equity or equity-based awards ("LTI Awards") for the fiscal year ending December 31, 2026 representing a total grant date value of $1,800,000. If the Company terminates Mr. Menar's employment without Cause (as such term is defined in the Menar Employment Letter) during the period beginning three months before and ending 18 months after a Change of Control (as such term is defined in the Menar Employment Letter), subject to a release of claims, the Company will pay Mr. Menar, among other things, his annual STI bonus for the fiscal year in which his employment is terminated and continued payment of his annual base salary for 18 months, and his unvested equity awards shall vest as provided for in the Menar Employment Letter.

Additionally, PAR entered into an employment offer letter, dated February 25, 2026 (the "King Employment Letter" and together with the Menar Employment Letter, the "Employment Letters"), with Cathy King that sets forth the terms of her continued service as Chief Legal Officer and Corporate Secretary, including base salary, eligibility for short- and long-term incentive compensation, and certain restrictive covenants. Pursuant to the King Employment Letter, Ms. King's annual base salary is $450,000, she is eligible to earn an annual STI bonus equal to 50% of her then base salary, subject to the achievement of annual performance goals established by the Compensation Committee, and Ms. King will participate in the Company’s long-term incentive program, pursuant to which she will be granted LTI Awards for the fiscal year ending December 31, 2026 representing a total grant date value of $1,500,000. If the Company terminates Ms. King's employment without Cause (as such term is defined in the King Employment Letter) during the period beginning three months before and ending 18 months after a Change of Control (as such term is defined in the King Employment Letter), subject to a release of claims, the Company will pay Ms. King, among other things, her annual STI bonus for the fiscal year in which her employment is terminated and continued payment of her annual base salary for 18 months, and her unvested equity awards shall vest as provided in the King Employment Letter.

This summary of the Employment Letters does not purport to be complete and is qualified in its entirety by reference to the Menar Employment Letter and the King Employment Letter, copies of which are attached hereto as
Exhibits 10.19 and 10.20, respectively, and are incorporated herein by reference.

Director and Officer Trading Arrangements

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K, during the three months ended December 31, 2025.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance - Code of Conduct,” “Corporate Governance - Insider Trading Policy,” “Corporate Governance - Committees - Audit Committee” and “Delinquent Section 16(a) Reports.”

Item 11.     EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” and “Pay Versus Performance.”
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the headings, “Transactions with Related Persons” and “Corporate Governance – Director Independence.”

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Shareholders and is incorporated herein by reference as it appears under the heading, “Principal Accounting Fees and Services.”

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

(a) 3. Exhibits

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
2.1	Purchase Agreement, dated March 8, 2024, PAR Technology Corporation, ParTech, Inc., the persons identified as Company Sellers on the signature pages thereto, Longshore Capital Fund I, L.P., a Delaware limited partnership, and Longshore Capital Management, LLC, a Delaware limited liability company, in its capacity as the Seller Representative.	Form 8-K (File No. 001-09720)	2.1	3/11/2024

2.2	Scheme Implementation Agreement, dated March 9, 2024, by and between PAR Technology Corporation and TASK Group Holdings Limited.	Form 8-K (File No. 001-09720)	2.2	3/11/2024

2.3	Stock Purchase Agreement, dated June 7, 2024, by and among Booz Allen Hamilton Inc., PAR Government Systems Corporation, and PAR Technology Corporation	Form 8-K (File No. 001-09720)	2.1	6/10/2024

3.1	Restated Certificate of Incorporation, as currently in effect	Form 8-K (File No.001-09720)	3.2	6/3/2025

3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.3	6/3/2025

4.1	Specimen Certificate for shares of common stock	Form S-2 (File No. 333-04077)	4	5/20/1996

4.2	Indenture, dated as of February 10, 2020, between PAR Technology Corporation, as Issuer, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	2/10/2020

4.3	Base Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.1	9/17/2021

4.4	First Supplemental Indenture, dated as of September 17, 2021, between PAR Technology Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K (File No. 001-09720)	4.2	9/17/2021

4.5	Indenture, dated as of January 24, 2025, between PAR Technology Corporation, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee	Form 8-K (File No. 001-09720)	4.1	1/24/2025

4.6	Description of Securities	Form 10-K (File No. 001-09720)	4.6	3/3/2025

10.1 ††	PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-208063)	4.2	11/16/2015

10.2 ††	PAR Technology Corporation 2015 Equity Incentive Plan Notice of Award (Form)	Form S-8 (File No. 333-208063)	4.3	11/16/2015

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
10.3 ††	PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement (Form Effective November 2017)	Form 10-K (File No. 001-09720)	10.16	3/16/2018

10.4 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	Form S-8 (File No. 333-232589)	99.1	7/9/2019

10.5 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notice - Option Award and Option Award Agreement	Form 10-Q (File No. 001-09720)	10.2	8/7/2019

10.6 ††	Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan, as amended, June 4, 2020	Form S-8 (File No. 333-232589)	99.1	6/17/2020

10.7 ††	Amended and Restated PAR Technology Corporation, 2015 Equity Incentive Plan, as amended June 3, 2024	Form 10-Q (File No. 001-09720)	10.1	8/8/2024

10.8 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement	Form 10-Q (File No. 001-09720)	10.1	8/8/2025

10.9 ††	Form of Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan - Grant Notices - Restricted Stock Unit Award and Restricted Stock Unit Award Agreement			Filed herewith

10.10	Securities Purchase Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.2	4/8/2021

10.11	Securities Purchase Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.3	4/8/2021

10.12	Registration Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.4	4/8/2021

10.13	Registration Rights Agreement, dated April 8, 2021, among PAR Technology Corporation and certain funds and accounts advised by T. Rowe Price Associates, Inc., acting as investment adviser	Form 8-K (File No. 001-09720)	10.5	4/8/2021

10.14	Investor Rights Agreement, dated April 8, 2021, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.6	4/8/2021

10.15	Common Stock Purchase Warrant, dated April 8, 2021, in favor of PAR Act III, LLC	Form 8-K (File No. 001-09720)	10.7	4/8/2021

10.16 ††	Amended and Restated Employment Letter between PAR Technology Corporation and Savneet Singh, dated May 9, 2023	Form 10-Q (File No. 001-09720)	10.1	5/10/2023

10.17 ††	Amendment to the Amended and Restated Employment Letter between PAR Technology Corporation and Savneet Singh, dated March 25, 2024	Form 8-K (File No. 001-09720)	10.1	3/28/2024

		Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
10.18 ††	Amendment to the Amended and Restated Employment Letter between PAR Technology Corporation and Savneet Singh, dated December 10, 2025			Filed herewith

10.19 ††	Offer of Employment letter, dated February 25, 2026, to Bryan Menar			Filed herewith

10.20 ††	Offer of Employment letter, dated February 25, 2026, to Cathy King			Filed herewith

10.21	Consulting Agreement, effective as of January 2, 2024, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	99.1	1/4/2024

10.22	Amendment No. 1 to Common Stock Purchase Warrant and Registration Rights Agreement, dated January 2, 2024, between PAR Technology Corporation and PAR Act III, LLC	Form 8-K (File No. 001-09720)	99.2	1/4/2024

10.23	Securities Purchase Agreement, dated March 7, 2024, between PAR Technology Corporation and the purchasers identified therein.	Form 8-K (File No. 001-09720)	10.1	3/11/2024

10.24	Registration Rights Agreement, dated March 8, 2024, between PAR Technology Corporation and the purchasers identified therein.	Form 8-K (File No. 001-09720)	10.2	3/11/2024

10.25	Form of Exchange Agreement	Form 8-K (File No. 001-09720)	10.1	11/21/2024

10.26	Form of Exchange Agreement	Form 8-K (File No. 001-09720)	10.1	1/15/2026

19	Insider Trading Policy	Form 10-K (File No. 001-09720)	19	3/3/2025

21	Subsidiaries of PAR Technology Corporation			Filed herewith

23	Consent of Deloitte & Touche LLP			Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith

Incorporated by reference into this Annual Report on Form 10-K
Exhibit Number	Exhibit Description	Form (File No.)	Exhibit	Date Filed/Furnished
97	PAR Technology Corporation Clawback and Forfeiture Policy	Form 10-K (File No. 001-09720)	97	2/27/2024

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.INS	XBRL Instance Document			Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document			Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAR TECHNOLOGY CORPORATION

February 26, 2026	/s/ Savneet Singh
Savneet Singh
Chief Executive Officer & President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Savneet Singh	Chief Executive Officer, President & Director
Savneet Singh	(Principal Executive Officer)	February 26, 2026

/s/ Bryan A. Menar	Chief Financial Officer
Bryan A. Menar	(Principal Financial Officer)	February 26, 2026

/s/ Michael A. Steenberge	Senior Vice President, Finance & Transformation
Michael A. Steenberge	(Principal Accounting Officer)	February 26, 2026

/s/ Cynthia A. Russo
Cynthia A. Russo	Director	February 26, 2026

/s/ Douglas G. Rauch
Douglas G. Rauch	Director	February 26, 2026

/s/ James C. Stoffel
James C. Stoffel	Director	February 26, 2026

/s/ Keith Pascal
Keith Pascal	Director	February 26, 2026

/s/ Linda M. Crawford
Linda M. Crawford	Director	February 26, 2026

/s/ Narinder Singh
Narinder Singh	Director	February 26, 2026