Form 10-Q
period 2026-06-30
PAR TECHNOLOGY CORP
filed 2026-08-06
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026
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

As of August 4, 2026, 41,362,708 shares of the registrant’s common stock, $0.02 par value, were outstanding.

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

Factors, risks, trends, and uncertainties that could cause our actual results to differ materially from those expressed in or implied by forward-looking statements include:

•our ability to successfully develop, acquire and transition new products and services, while enhancing existing ones to meet evolving customer needs and emerging technological trends, including through effective use of artificial intelligence (AI) in product development and integration of AI tools across our products, service offerings and our customers’ data;
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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

Assets	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$77,373	$79,565
Cash held on behalf of customers	14,133	14,120
Short-term investments	569	579
Accounts receivable – net	76,281	81,706
Inventories	34,033	27,436
Other current assets	29,757	29,525
Total current assets	232,146	232,931
Property, plant and equipment – net	11,943	13,286
Goodwill	895,113	898,035
Intangible assets – net	204,923	203,370
Lease right-of-use assets	8,929	8,176
Other assets	16,818	13,346
Total Assets	$1,369,872	$1,369,144
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$19,954
Accounts payable	36,550	39,332
Accrued salaries and benefits	17,698	25,186
Accrued expenses	11,352	12,380
Customers payable	14,133	14,120
Lease liabilities – current portion	2,099	1,899
Customer deposits and deferred service revenue	23,228	27,867
Total current liabilities	105,060	140,738
Lease liabilities – net of current portion	7,086	6,435
Deferred service revenue – noncurrent	2,031	1,841
Long-term debt	422,351	374,070
Other long-term liabilities	19,574	20,910
Total liabilities	556,102	543,994
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 116,000,000 shares authorized, 42,935,541 and 42,226,765 shares issued, 41,362,708 and 40,653,932 outstanding at June 30, 2026 and December 31, 2025, respectively	851	836
Additional paid-in capital	1,252,971	1,226,039
Accumulated deficit	(397,469)	(364,404)
Accumulated other comprehensive loss	(13,691)	(8,429)
Treasury stock, at cost, 1,572,833 and 1,572,833 shares at June 30, 2026 and December 31, 2025, respectively	(28,892)	(28,892)
Total shareholders’ equity	813,770	825,150
Total Liabilities and Shareholders’ Equity	$1,369,872	$1,369,144

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
Revenues, net:
Subscription service	$83,391	$71,903	$161,913	$140,313
Hardware	35,086	26,864	64,340	48,707
Professional service	14,933	13,637	31,130	27,243
Total revenues, net	133,410	112,404	257,383	216,263
Cost of sales:
Subscription service	37,335	32,144	72,188	61,044
Hardware	27,954	19,540	50,882	36,008
Professional service	11,538	9,728	23,229	19,877
Total cost of sales	76,827	61,412	146,299	116,929
Gross margin	56,583	50,992	111,084	99,334
Operating expenses:
Sales and marketing	11,564	12,274	23,849	24,056
General and administrative	26,288	31,697	56,984	60,981
Research and development	22,507	20,934	44,482	40,701
Amortization of identifiable intangible assets	3,725	3,394	7,156	6,653
Intangible asset impairment loss	5,400	—	5,400	—
Total operating expenses	69,484	68,299	137,871	132,391
Operating loss	(12,901)	(17,307)	(26,787)	(33,057)
Other income (expense), net	774	(1,381)	1,601	(1,472)
Interest expense, net	(3,386)	(1,408)	(5,318)	(3,042)
Gain (loss) on extinguishment of debt, net	—	—	380	(5,791)
Loss from continuing operations before income taxes	(15,513)	(20,096)	(30,124)	(43,362)
Provision for income taxes	(1,383)	(944)	(2,941)	(2,225)
Net loss from continuing operations	(16,896)	(21,040)	(33,065)	(45,587)
Net income from discontinued operations	—	—	—	197
Net loss	$(16,896)	$(21,040)	$(33,065)	$(45,390)

Net (loss) income per share (basic and diluted):
Continuing operations	$(0.41)	$(0.52)	$(0.80)	$(1.13)
Discontinued operations	—	—	—	—
Total	$(0.41)	$(0.52)	$(0.80)	$(1.13)

Weighted average shares outstanding (basic and diluted)	41,281	40,520	41,140	40,348

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(16,896)	$(21,040)	$(33,065)	$(45,390)
Other comprehensive income (loss), net of applicable tax:
Foreign currency translation adjustments	(3,173)	19,595	(5,262)	23,849
Comprehensive loss	$(20,069)	$(1,445)	$(38,327)	$(21,541)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Equity Consideration Payable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2025	42,227	$836	$1,226,039	$—	$(364,404)	$(8,429)	1,573	$(28,892)	$825,150
Issuance of common stock upon the exercise of stock options	5	—	54	—	—	—	—	—	54
Net issuance of restricted stock awards and restricted stock units	382	8	(8)	—	—	—	—	—	—
Issuance of common stock for acquisition (Note 3)	1,810	36	24,800	—	—	—	—	—	24,836
Repurchase of common stock	(2,090)	(42)	(33,083)	—	—	—	—	—	(33,125)
Issuance of common stock for conversion of 2026 Notes	485	10	20,557	—	—	—	—	—	20,567
Stock-based compensation	—	—	7,203	—	—	—	—	—	7,203
Foreign currency translation adjustments	—	—	—	—	—	(2,089)	—	—	(2,089)
Net loss	—	—	—	—	(16,169)	—	—	—	(16,169)
Balances at March 31, 2026	42,819	$848	$1,245,562	$—	$(380,573)	$(10,518)	1,573	$(28,892)	$826,427
Issuance of common stock upon the exercise of stock options	23	1	116	—	—	—	—	—	117
Net issuance of restricted stock awards and restricted stock units	53	1	(1)	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	41	1	535	—	—	—	—	—	536
Stock-based compensation	—	—	6,759	—	—	—	—	—	6,759
Foreign currency translation adjustments	—	—	—	—	—	(3,173)	—	—	(3,173)
Net loss	—	—	—	—	(16,896)	—	—	—	(16,896)
Balances at June 30, 2026	42,936	$851	$1,252,971	$—	$(397,469)	$(13,691)	1,573	$(28,892)	$813,770

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

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(33,065)	$(45,390)
Net income from discontinued operations	—	(197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,850	24,297
Accretion of debt in interest expense, net	1,265	1,167
Current expected credit losses	1,800	2,649
Provision for obsolete inventory	3,064	(392)
Stock-based compensation	13,962	15,068
Impairment loss	5,482	—
(Gain) loss on debt extinguishment, net	(380)	5,791
Deferred income tax	146	877
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,546	(14,520)
Inventories	(9,646)	(4,867)
Other current assets	(19)	(1,633)
Other assets	(3,538)	433
Accounts payable	(3,084)	3,398
Accrued salaries and benefits	(7,425)	(4,313)
Accrued expenses	(946)	(7,952)
Customer deposits and deferred service revenue	(4,407)	(2,448)
Customers payable	13	4,242
Other long-term liabilities	(1,040)	(8)
Cash used in operating activities - continuing operations	(9,422)	(23,798)
Cash used in operating activities - discontinued operations	—	—
Net cash used in operating activities	(9,422)	(23,798)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(275)	(4,323)
Capital expenditures	(777)	(1,195)
Capitalization of software costs	(5,426)	(2,372)
Cash used in investing activities - continuing operations	(6,478)	(7,890)
Cash provided by investing activities - discontinued operations	—	197
Net cash used in investing activities	(6,478)	(7,693)
Cash flows from financing activities:
Repayments of long-term debt	(209,040)	(93,600)
Proceeds from debt issuance, net of original issue discount	257,050	111,136
Repurchase of common stock	(33,125)	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	(7,043)
Proceeds from employee stock purchase plan	536	628
Proceeds from exercise of stock options	171	320
Cash provided by financing activities - continuing operations	15,592	11,441
Cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	15,592	11,441

Continued on next page

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Effect of exchange rate changes on cash and cash equivalents	(1,871)	1,297
Net decrease in cash and cash equivalents and cash held on behalf of customers	(2,179)	(18,753)
Cash and cash equivalents and cash held on behalf of customers at beginning of period	93,685	121,545
Cash and cash equivalents and cash held on behalf of customers at end of period	$91,506	$102,792

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$77,373	$85,122
Cash held on behalf of customers	14,133	17,670
Total cash and cash equivalents and cash held on behalf of customers	$91,506	$102,792

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,919	$2,275
Cash paid for income taxes	$4,017	$4,549
Capitalized software recorded in accounts payable	$300	$25
Capital expenditures in accounts payable	$31	$133
Common stock issued for acquisition	$24,836	$108,182
Common stock issued for conversion of 2026 Notes	$20,567	$—

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

Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other foodservice outlets with operational efficiencies through a data-driven network with integration capabilities from front- and back-of-house to customer fulfillment. Our subscription service offerings include: PAR Engagement — a unified suite that combines Punchh and PAR Ordering solutions — for customer loyalty, engagement, and omnichannel digital ordering and delivery; POS and TASK for front-of-house; Plexure, for international customer loyalty and engagement; PAR OPS — a suite of back-of-house solutions that combines Delaget and Data Central product offerings; PAR Pay for payments; Bridg, an identity resolution and shopper intelligence platform; and PAR Retail, which provides customer loyalty and engagement solutions for convenience and fuel retailers. The accompanying condensed consolidated financial statements include the Company's accounts and those of its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents
Cash	$76,355	$77,405
Money market funds	1,018	2,160
Cash held on behalf of customers	14,133	14,120
Total cash and cash equivalents and cash held on behalf of customers	$91,506	$93,685

The Company maintained bank balances that, at times, exceeded the federally insured limit during the six months ended June 30, 2026. The Company did not experience losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Other Current Assets and Other Assets

Other current assets consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$16,601	$16,984
Current portion of deferred implementation costs	3,154	3,477
Current portion of deferred commissions	4,557	3,419
Income taxes receivable	1,815	3,409
Current portion of contract assets	2,305	—
Other	1,325	2,236
Total other current assets	$29,757	$29,525

Other assets consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Deferred implementation costs	$2,093	$2,578
Deferred commissions	6,743	5,591
Deferred taxes	1,428	1,592
Contract assets	4,159	—
Other	2,395	3,585
Total other assets	$16,818	$13,346

Contract assets represent revenue recognized in excess of amounts billed, where the right to payment is conditional on future performance.

The following table summarizes amortization expense for deferred implementation costs and deferred commissions:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization of deferred implementation costs	$1,059	$1,233	$2,381	$2,604
Amortization of deferred commissions	$1,110	$480	2,067	920

Other Long-Term Liabilities

Other long-term liabilities include deferred tax liabilities of $18.1 million and $18.4 million at June 30, 2026 and December 31, 2025, respectively.

Asset Impairment Charges

During the three months ended June 30, 2026, the Company recorded a $5.4 million impairment charge related to an indefinite-lived trademark acquired in the March 2024 acquisition of Stuzo Blocker, Inc., Stuzo Holdings, LLC, and their respective subsidiaries (the "Stuzo Acquisition"). The impairment followed the Company's decision to discontinue the use of the trademark in marketing and customer-facing materials and not renew the related trademark registration. The Company determined the trademark was no longer expected to provide any future economic benefit to the Company and reduced the carrying amount of the asset to zero. The impairment charge is presented as intangible asset impairment loss in the condensed consolidated statements of operations.

During the three months ended June 30, 2026, the Company also recorded a $0.1 million impairment charge included in subscription service cost of sales in the condensed consolidated statements of operations related to the write-off of the remaining capitalized software development costs for the abandoned PAR Clear product.

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2024-04, Induced Conversions of Convertible Debt Instruments, in the first quarter of 2026. The adoption did not have an impact on the Company's condensed consolidated financial statements or related disclosures. Refer to "Note 7 — Debt" for further information regarding the Company's convertible debt transactions.

Accounting Pronouncements Not Yet Adopted

There were no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2026 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition

Deferred Revenue

Deferred revenue is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Current	$20,556	$25,913
Non-current	2,031	1,841
Total	$22,587	$27,754

Most performance obligations greater than one year relate to service and support contracts that the Company expects to fulfill within 36 months of the reporting period. The Company expects to fulfill 100% of service and support contracts within 60 months of the reporting period.

The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2026	2025
Beginning balance - January 1	$27,754	$24,695
Acquired deferred revenue (refer to "Note 3 - Acquisitions")	92	809
Recognition of deferred revenue	(80,188)	(83,892)
Deferral of revenue	74,879	80,348
Impact of foreign currency translation on deferred revenue	50	1,871
Ending balance - June 30	$22,587	$23,831

The above tables exclude customer deposits of $2.7 million and $1.9 million as of the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $19.9 million and $17.8 million.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by contract terms and economic factors.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(in thousands)	Point in time	Over time	Point in time	Over time
Subscription service	$—	$83,391	$—	$71,903
Hardware	35,086	—	26,864	—
Professional service	5,205	9,728	4,106	9,531
Total	$40,291	$93,119	$30,970	$81,434

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(in thousands)	Point in time	Over time	Point in time	Over time
Subscription service	$—	$161,913	$—	$140,313
Hardware	64,340	—	48,707	—
Professional service	11,425	19,705	8,269	18,974
Total	$75,765	$181,618	$56,976	$159,287

Note 3 — Acquisitions

Bridg Asset Acquisition

On January 23, 2026, the Company entered into an Asset Purchase Agreement by and among the Company, DB Sub, LLC, a Delaware limited liability company and an indirectly wholly owned subsidiary of the Company ("DB Sub"), and Cardlytics, Inc., a Delaware corporation ("Cardlytics"), pursuant to which the Company agreed to acquire, through DB Sub, substantially all of Cardlytics' point-of-sale data analytics, loyalty marketing, and retail media network business assets offered through the Bridg platform (the "Bridg Asset Acquisition"). The Company also agreed to assume certain liabilities associated with the acquired assets. On March 24, 2026 (the "Bridg Closing Date"), the Bridg Asset Acquisition closed and the Company issued 1,810,222 shares of common stock as consideration, which was determined by dividing the $27.5 million purchase price by the volume weighted average price of a share of common stock on the New York Stock Exchange for the fifteen consecutive trading days ending on the trading day immediately prior to the Bridg Closing Date. The Company acquired the assets to expand its customer engagement product and service offerings across the restaurant and retail industries.

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

The transaction was accounted for as an asset acquisition in accordance with ASC Topic 805, Business Combinations, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the Bridg Closing Date, and no goodwill is recognized. The fair value determinations were based on management's estimates and assumptions, with the assistance of valuation consultants. The fair values of assets and liabilities as of the Bridg Closing Date have been finalized. There were no adjustments made to the initial fair values of assets and liabilities recorded.

The following table presents management's purchase price allocation:

(in thousands)	Purchase price allocation
Property and equipment	$84
Lease right-of-use assets	87
Other current assets	337
Developed technology	15,795
Customer relationships	8,987
Total assets	25,290
Deferred revenue	92
Lease right-of-use liabilities	87
Consideration paid	$25,111

Intangible Assets

The Company identified two acquired intangible assets in the Bridg Asset Acquisition: developed technology and customer relationships. The fair value of developed technology was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings recognized from not having to pay a royalty for the use of an asset. The Company applied a seven year economic life, a fair and reasonable royalty rate of 10.0%, and a discount rate of 23.5% in determining the Bridg developed technology intangible fair value. The fair value of the customer relationship intangible asset was determined utilizing the “multi-period excess earnings method,” which method is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a 20.0% estimated annual attrition rate and discount rate of 23.5% in determining the Bridg customer relationships intangible fair value. The estimated useful life of each of the foregoing identifiable intangible assets was determined to be: seven years for developed technology and seven years for customer relationships.

Note 4 — Accounts Receivable, net

At June 30, 2026 and December 31, 2025, the Company had current expected credit losses of $5.1 million and $5.3 million, respectively, against accounts receivable.

Changes in the current expected credit loss for the six months ended June 30 were:

(in thousands)	2026	2025
Beginning Balance - January 1	$5,295	$3,392
Provisions	1,800	2,649
Write-offs	(1,976)	(1,329)
Ending Balance - June 30	$5,119	$4,712

Note 5 — Inventories, net

Inventories are used in the manufacture and service of our hardware products. The components of inventories, net consist of the following:

(in thousands)	June 30, 2026	December 31, 2025
Finished goods	$23,097	$18,129
Work in process	114	242
Component parts	10,256	8,360
Service parts	566	705
Inventories, net	$34,033	$27,436

At June 30, 2026 and December 31, 2025, the Company had excess and obsolescence reserves of $10.7 million and $7.6 million, respectively, against inventories.
Note 6 — Identifiable Intangible Assets and Goodwill

The components of identifiable intangible assets are:

(in thousands)	June 30, 2026	December 31, 2025	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$199,635	$183,840	3 - 7 years	4.41 years
Capitalized software development costs	46,439	43,233	3 years	2.10 years
Customer relationships	128,033	119,046	5 - 15 years	9.39 years
Trade names	3,210	3,210	2 - 8 years	6.06 years
Non-competition agreements	7,230	7,230	1 - 5 years	3.16 years
	384,547	356,559
Impact of currency translation on intangible assets	(2,255)	(983)
Less: accumulated amortization	(186,673)	(164,471)
	195,619	191,105
Capitalized software development in progress	3,504	1,065
Trademarks, trade names (non-amortizable)	5,800	11,200	Indefinite
	$204,923	$203,370

Capitalized software development costs placed into service during the three months ended June 30, 2026 and 2025 were $2.6 million and $0.3 million, respectively, and $3.2 million and $2.1 million during the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes amortization expense for identifiable intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization of acquired developed technology	$6,941	$6,351	$13,377	$12,560
Amortization of capitalized software development costs	1,069	1,527	2,115	2,957
Amortization of identifiable intangible assets recorded in cost of sales	$8,010	$7,878	$15,492	$15,517
Amortization expense recorded in operating expenses	$3,725	$3,394	$7,156	$6,653
Impact of foreign currency translation on intangible assets	$(276)	$929	$(445)	$1,662

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding capitalized software development in progress, is as follows:

(in thousands)
2026, remaining	$23,100
2027	42,400
2028	31,304
2029	22,984
2030	20,164
Thereafter	55,667
Total	$195,619

The following table summarizes changes in the carrying balance of goodwill:

(in thousands)	2026	2025
Beginning balance - January 1	$898,035	$887,459
Delaget Acquisition ASC 805 measurement period adjustment	—	1,247
Foreign currency translation	(2,922)	17,655
Ending balance - June 30	$895,113	$906,361
Note 7 — Debt

Pursuant to privately negotiated agreements dated January 14, 2026, on January 23, 2026, the Company acquired $17.1 million aggregate principal amount of its remaining outstanding 2.875% Convertible Senior Notes due 2026 (the "2026 Notes") in exchange for 485,186 shares of the Company's common stock, plus approximately $134,000 in cash for accrued and unpaid interest on the principal amount of 2026 Notes exchanged to, but excluding, the closing date (the “Notes Exchange”). The difference between the fair value of the original conversion terms and the fair value of the induced conversion terms at the time of settlement resulted in an inducement loss on settlement of convertible notes of approximately $3.5 million, which is recorded in gain (loss) on extinguishment of debt, net in the Company's condensed consolidated statements of operations. An aggregate of $2.9 million principal amount of the 2026 Notes remained outstanding following the Notes Exchange, which the Company repaid in cash at maturity during the three months ended June 30, 2026.

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

The following table summarizes information about the net carrying amounts of long-term debt as of June 30, 2026:

(in thousands)	2027 Notes	2030 Notes	2031 Notes	Total
Principal amount outstanding	$53,000	$115,000	$265,000	$433,000
Unamortized debt issuance cost	(408)	(2,755)	(7,486)	(10,649)
Total long-term debt	52,592	112,245	257,514	422,351
Less: current portion of long-term debt	—	—	—	—
Total non-current portion of long-term debt	$52,592	$112,245	$257,514	$422,351

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2025:

(in thousands)	2026 Notes	2027 Notes	2030 Notes	Total
Principal amount outstanding	$20,000	$265,000	$115,000	$400,000
Unamortized debt issuance cost	(46)	(2,789)	(3,141)	(5,976)
Total long-term debt	19,954	262,211	111,859	394,024
Less: current portion of long-term debt	(19,954)	—	—	(19,954)
Total non-current portion of long-term debt	$—	$262,211	$111,859	$374,070

The following table summarizes interest expense recognized on long-term debt:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Contractual interest expense	$3,165	$1,428	$4,846	$3,488
Amortization of debt issuance costs	667	578	1,265	1,132
Amortization of discount	—	—	—	35
Total interest expense	$3,832	$2,006	$6,111	$4,655

The following table summarizes the future principal payments as of June 30, 2026:

(in thousands)
2026, remaining	$—
2027	53,000
2028	—
2029	—
2030	115,000
Thereafter	265,000
Total	$433,000
Note 8 — Stockholders' Equity

On January 23, 2026, the Company issued 485,186 shares of its common stock in exchange for a portion of the 2026 Notes in connection with the Notes Exchange. Refer to "Note 7 — Debt" for additional information about the Notes Exchange.

On February 26, 2026, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $100.0 million of its common stock in open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions, or by other means, including under Rule 10b5-1 plans. In addition, any repurchases under this share repurchase program will be subject to prevailing market conditions, liquidity and cash flow considerations, applicable securities laws requirements (including under Rule 10b-18 and Rule 10b5-1 of the Exchange Act), and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of its common stock, it may be suspended, modified, or terminated at any time at the Company’s discretion, and it expires February 26, 2028. When shares are repurchased and retired, the Company reduces common stock for the aggregate par value of those shares, with the excess of the purchase price over par value recorded as a reduction of additional paid-in capital.

On March 17, 2026, the Company used a portion of the net proceeds from its sale of the 2031 Notes to, pursuant to its share repurchase program, repurchase approximately 2.1 million shares of its common stock in privately negotiated transactions with or through one or more affiliates of the initial purchasers at a price of $15.85 per share, for a total of approximately $33.1 million. As of June 30, 2026, the Company was authorized to purchase a remaining $66.9 million of its common stock under its share repurchase program.

On March 24, 2026, the Company issued 1,810,222 shares of common stock related to the Bridg Asset Acquisition. Refer to "Note 3 — Acquisitions" for additional information about the Bridg Asset Acquisition.
Note 9 — Stock-Based Compensation

Stock-based compensation expense, net of forfeitures and adjustments of $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$376	$354	$688	$644
Sales and marketing	335	354	644	680
General and administrative	4,873	6,119	10,478	11,783
Research and development	1,175	1,060	2,152	1,961
Total	$6,759	$7,887	$13,962	$15,068

At June 30, 2026, the aggregate unrecognized compensation expense related to unvested equity awards was $59.1 million, which is expected to be recognized as compensation expense in fiscal years 2026 through 2029.

A summary of stock option activity for the six months ended June 30, 2026 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2026	812	$17.54
Exercised	(27)	$6.14
Canceled/forfeited	(2)	$20.45
Outstanding at June 30, 2026	783	$17.94

A summary of unvested restricted stock units activity for the six months ended June 30, 2026 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average grant-date fair value
Outstanding at January 1, 2026	1,086	$59.59
Granted	1,630	$17.45
Vested	(435)	$48.71
Canceled/forfeited	(60)	$54.66
Outstanding at June 30, 2026	2,221	$30.93

A total of 330,000 shares of Company common stock were made available for purchase under the Company's 2021 Employee Stock Purchase Plan ("ESPP"), subject to adjustment as provided for in the ESPP. As of June 30, 2026, 103,725 shares of common stock were purchased under the ESPP since inception, including 40,855 shares purchased under the ESPP during the six months ended June 30, 2026.
Note 10 — Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. As of June 30, 2026, there were 782,840 anti-dilutive stock options outstanding compared to 694,000 as of June 30, 2025. As of June 30, 2026, there were 2,221,234 anti-dilutive restricted stock units outstanding compared to 1,136,000 as of June 30, 2025. As of June 30, 2026, there were 15,806,528 anti-dilutive shares potentially issuable upon conversion of the Company's outstanding convertible notes, calculated using the initial conversion rates per the respective indentures.
Note 11 — Commitments and Contingencies

Purchase Commitments

As of June 30, 2026, our non-cancellable purchase commitments totaled $79.1 million, consisting of $61.1 million due within the next 12 months and $18.0 million due thereafter. These primarily consist of unconditional purchase commitments for inventory, software licensing, external labor, and third-party cloud services.

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

The following table presents revenues and significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total revenues, net	$133,410	$112,404	$257,383	$216,263
Less:
Subscription service cost of sales(1)	29,193	24,138	56,440	45,316
Hardware cost of sales(1)	27,876	19,447	50,729	35,832
Professional service cost of sales(1)	11,392	9,571	22,979	19,573
Sales and marketing(1)	11,229	11,918	23,204	23,374
General and administrative(1)	20,352	23,938	43,796	45,479
Research and development(1)	21,262	19,836	42,206	38,665
Depreciation and amortization	9,113	9,021	17,694	17,644
Stock-based compensation	6,759	7,887	13,962	15,068
Transaction costs	10	561	604	1,716
Amortization of identifiable intangible assets	3,725	3,394	7,156	6,653
Other segment item(2)	5,400	—	5,400	—
Operating loss	$(12,901)	$(17,307)	$(26,787)	$(33,057)
Other segment items(3)	(3,995)	(3,733)	(6,278)	(12,333)
Net loss	$(16,896)	$(21,040)	$(33,065)	$(45,390)

(1) These amounts exclude stock-based compensation expense, depreciation and amortization expense, and transaction costs, which are presented separately as additional significant segment expenses.
(2) Other segment item includes intangible asset impairment loss. See the condensed consolidated statements of operations for additional information on this amount.
(3) Other segment items include other income (expense), net; gain (loss) on extinguishment of debt, net; interest expense, net; provision for income taxes; and net income from discontinued operations. See the condensed consolidated statements of operations for additional information on these amounts.

The following table presents revenues by geographic area based on the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$111,240	$92,852	$214,143	$180,387
International	22,170	19,552	43,240	35,876
Total	$133,410	$112,404	$257,383	$216,263

The following table presents long-lived assets, which consist of property, plant, and equipment, net and lease right-of-use assets, by geographic area based on the location of the assets:

(in thousands)	June 30, 2026	December 31, 2025
United States	$14,869	$15,369
International	6,003	6,093
Total	$20,872	$21,462

Customers accounting for 10% or more of the Company’s total revenues are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
McDonald’s Corporation	27%	18%	26%	18%
All Others	73%	82%	74%	82%
Total	100%	100%	100%	100%

No other customer within "All Others" accounted for 10% or more of the Company’s total revenue for the three and six months ended June 30, 2026 or 2025.
Note 13 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, and debt instruments. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of June 30, 2026 and December 31, 2025 were considered representative of their fair values because of their short-term nature and are classified as Level 1 of the fair value hierarchy. Debt instruments are recorded at principal amount net of unamortized debt issuance cost (refer to "Note 7 — Debt" for additional information). The estimated fair value of the 2027 Notes, the 1.00% Convertible Senior Notes due 2030 (the "2030 Notes"), and the 2031 Notes (together with the 2027 Notes and the 2030 Notes, the "Senior Notes") at June 30, 2026 was $50.1 million, $92.9 million, and $336.4 million, respectively. The estimated fair value of the 2026 Notes, 2027 Notes, and 2030 Notes at December 31, 2025 was $20.7 million, $260.7 million, and $98.6 million, respectively. The valuation techniques used to determine the fair value of the Company's long-term debt are classified in Level 2 of the fair value hierarchy as they are derived from broker quotations.

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
OVERVIEW

Q2 2026 Operating Performance Highlights

Organic - Year-over-year growth of 12.3%	Total - Year-over-year growth of 17.3%

GAAP - Consistent year-over-year

Non-GAAP - Year-over-year decrease of 130 bps

Net Loss from Cont. Ops. Year-over-year improvement of $4.1 million

Adjusted EBITDA Year-over-year improvement of $8.7 million

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including annual recurring revenue ("ARR"), non-GAAP subscription service gross margin percentage, and adjusted EBITDA. We use these key performance indicators and non-GAAP financial measures to evaluate our performance.

Macroeconomic Environment

The tariff and supply chain environment remains complex and evolving. Beginning in the second quarter of 2025, the U.S. government implemented a series of significant new tariffs, including under the International Emergency Economic Powers Act ("IEEPA"), affecting imports from several countries where we source certain components and hardware products. Other countries responded with retaliatory actions or plans for retaliatory actions. On February 20, 2026, the U.S. Supreme Court held that IEEPA does not authorize the President to impose tariffs and, following the ruling, the administration announced a replacement, time-limited 10% global ad valorem tariff effective February 24, 2026, which expired July 24, 2026. In its place, the administration immediately imposed new Section 301 duties of 10 to 12.5 percent on products from 80 countries. Litigation continues over refunds tied to the invalidated IEEPA duties and the tariff environment remains subject to considerable uncertainty.

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

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Revenues, net:
Subscription service	$83,391	$71,903	62.5%	64.0%	16.0%
Hardware	35,086	26,864	26.3%	23.9%	30.6%
Professional service	14,933	13,637	11.2%	12.1%	9.5%
Total revenues, net	$133,410	$112,404	100.0%	100.0%	18.7%

Gross margin:
Subscription service	$46,056	$39,759	34.5%	35.4%	15.8%
Hardware	7,132	7,324	5.3%	6.5%	(2.6)%
Professional service	3,395	3,909	2.5%	3.5%	(13.1)%
Total gross margin	$56,583	$50,992	42.4%	45.4%	11.0%

Operating expenses:
Sales and marketing	$11,564	$12,274	8.7%	10.9%	(5.8)%
General and administrative	26,288	31,697	19.7%	28.2%	(17.1)%
Research and development	22,507	20,934	16.9%	18.6%	7.5%
Amortization of identifiable intangible assets	3,725	3,394	2.8%	3.0%	9.8%
Intangible asset impairment loss	5,400	—	4.0%	—%	—%
Total operating expenses	$69,484	$68,299	52.1%	60.8%	1.7%

Operating loss	$(12,901)	$(17,307)	(9.7)%	(15.4)%	(25.5)%
Other income (expense), net	774	(1,381)	0.6%	(1.2)%	(156.0)%
Interest expense, net	(3,386)	(1,408)	(2.5)%	(1.3)%	140.5%
Loss from continuing operations before income taxes	(15,513)	(20,096)	(11.6)%	(17.9)%	(22.8)%
Provision for income taxes	(1,383)	(944)	(1.0)%	(0.8)%	46.5%
Net loss from continuing operations	$(16,896)	$(21,040)	(12.7)%	(18.7)%	(19.7)%
Net income from discontinued operations	—	—	—%	—%	—%
Net loss	$(16,896)	$(21,040)	(12.7)%	(18.7)%	(19.7)%

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Revenues, net:
Subscription service	$161,913	$140,313	62.9%	64.9%	15.4%
Hardware	64,340	48,707	25.0%	22.5%	32.1%
Professional service	31,130	27,243	12.1%	12.6%	14.3%
Total revenues, net	$257,383	$216,263	100.0%	100.0%	19.0%

Gross margin:
Subscription service	$89,725	$79,269	34.9%	36.7%	13.2%
Hardware	13,458	12,699	5.2%	5.9%	6.0%
Professional service	7,901	7,366	3.1%	3.4%	7.3%
Total gross margin	$111,084	$99,334	43.2%	45.9%	11.8%

Operating expenses:
Sales and marketing	$23,849	$24,056	9.3%	11.1%	(0.9)%
General and administrative	56,984	60,981	22.1%	28.2%	(6.6)%
Research and development	44,482	40,701	17.3%	18.8%	9.3%
Amortization of identifiable intangible assets	7,156	6,653	2.8%	3.1%	7.6%
Intangible asset impairment loss	5,400	—	2.1%	—%	—%
Total operating expenses	$137,871	$132,391	53.6%	61.2%	4.1%

Operating loss	$(26,787)	$(33,057)	(10.4)%	(15.3)%	(19.0)%
Other income (expense), net	1,601	(1,472)	0.6%	(0.7)%	>200%
Interest expense, net	(5,318)	(3,042)	(2.1)%	(1.4)%	74.8%
Gain (loss) on extinguishment of debt, net	380	(5,791)	0.1%	(2.7)%	(106.6)%
Loss from continuing operations before income taxes	(30,124)	(43,362)	(11.7)%	(20.1)%	(30.5)%
Provision for income taxes	(2,941)	(2,225)	(1.1)%	(1.0)%	32.2%
Net loss from continuing operations	$(33,065)	$(45,587)	(12.8)%	(21.1)%	(27.5)%
Net income from discontinued operations	—	197	—%	0.1%	(100.0)%
Net loss	$(33,065)	$(45,390)	(12.8)%	(21.0)%	(27.2)%

Revenues, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Subscription service	$83,391	$71,903	62.5%	64.0%	16.0%
Hardware	35,086	26,864	26.3%	23.9%	30.6%
Professional service	14,933	13,637	11.2%	12.1%	9.5%
Total revenues, net	$133,410	$112,404	100.0%	100.0%	18.7%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Total revenues were $133.4 million for the three months ended June 30, 2026, an increase of $21.0 million or 18.7% compared to $112.4 million for the three months ended June 30, 2025.

Subscription service revenues were $83.4 million for the three months ended June 30, 2026, an increase of

$11.5 million or 16.0% compared to $71.9 million for the three months ended June 30, 2025. Of this increase, $4.2 million was driven by inorganic revenue growth contributed by the Bridg product line. The remaining $7.3 million was driven by growth in average revenue per site through cross-selling, upselling, and price increase initiatives.

Hardware revenues were $35.1 million for the three months ended June 30, 2026, an increase of $8.2 million or 30.6% compared to $26.9 million for the three months ended June 30, 2025. The increase was primarily driven by increased revenues from sales of terminals of $4.8 million, peripherals (scanners, printers, and components) of $2.1 million, and an increase in international sales of $1.7 million. These increases were substantially driven by the timing of tier-one enterprise customer hardware refresh cycles and the onboarding of subscription service customers purchasing hardware. Hardware revenues will continue to be affected by the timing of the aforementioned drivers.

Professional service revenues were $14.9 million for the three months ended June 30, 2026, an increase of $1.3 million or 9.5% from $13.6 million for the three months ended June 30, 2025. The increase was primarily driven by a $1.5 million increase in installation revenues associated with the onboarding of tier-one customers.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Subscription service	$161,913	$140,313	62.9%	64.9%	15.4%
Hardware	64,340	48,707	25.0%	22.5%	32.1%
Professional service	31,130	27,243	12.1%	12.6%	14.3%
Total revenues, net	$257,383	$216,263	100.0%	100.0%	19.0%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Total revenues were $257.4 million for the six months ended June 30, 2026, an increase of $41.1 million or 19.0% compared to $216.3 million for the six months ended June 30, 2025.

Subscription service revenues were $161.9 million for the six months ended June 30, 2026, an increase of $21.6 million or 15.4% compared to $140.3 million for the six months ended June 30, 2025. Of this increase, $4.5 million was driven by inorganic revenue growth contributed by the Bridg product line. The remaining $17.1 million was driven by growth in average revenue per site through cross-selling, upselling, and price increase initiatives.

Hardware revenues were $64.3 million for the six months ended June 30, 2026, an increase of $15.6 million or 32.1% compared to $48.7 million for the six months ended June 30, 2025. The increase was primarily driven by increased revenues from sales of terminals of $8.6 million, peripherals (scanners, printers, and components) of $3.0 million, kiosks of $0.8 million, and an increase in international sales of $2.5 million. These increases were substantially driven by the timing of tier-one enterprise customer hardware refresh cycles and the onboarding of subscription service customers purchasing hardware. Hardware revenues will continue to be affected by the timing of the aforementioned drivers.

Professional service revenues were $31.1 million for the six months ended June 30, 2026, an increase of $3.9 million or 14.3% compared to $27.2 million for the six months ended June 30, 2025. The increase was primarily driven by a $3.8 million increase in installation revenues associated with the onboarding of tier-one customers.

Gross Margin

	Three Months Ended June 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Subscription service	$46,056	$39,759	55.2%	55.3%	(10)	bps
Hardware	7,132	7,324	20.3%	27.3%	(700)	bps
Professional service	3,395	3,909	22.7%	28.7%	(600)	bps
Total gross margin	$56,583	$50,992	42.4%	45.4%	(300)	bps

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Total gross margin as a percentage of total revenue for the three months ended June 30, 2026, decreased to 42.4% as compared to 45.4% for the three months ended June 30, 2025.

Subscription service gross margin as a percentage of subscription service revenue for the three months ended June 30, 2026, remained consistent at 55.2% as compared to 55.3% for the three months ended June 30, 2025.

Hardware gross margin as a percentage of hardware revenue for the three months ended June 30, 2026, decreased to 20.3% as compared to 27.3% for the three months ended June 30, 2025. The decrease was primarily driven by an increase in excess and obsolete inventory expense, including a $1.5 million charge recorded in the second quarter of 2026 related to a discontinued product, and a shift in hardware product mix.

Professional service gross margin as a percentage of professional service revenue for the three months ended June 30, 2026, decreased to 22.7% as compared to 28.7% for the three months ended June 30, 2025. The decrease was primarily driven by a shift in professional service revenue mix toward lower-margin installation services associated with the onboarding of tier-one customers.

	Six Months Ended June 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Subscription service	$89,725	$79,269	55.4%	56.5%	(110)	bps
Hardware	13,458	12,699	20.9%	26.1%	(520)	bps
Professional service	7,901	7,366	25.4%	27.0%	(160)	bps
Total gross margin	$111,084	$99,334	43.2%	45.9%	(270)	bps

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Total gross margin as a percentage of revenue for the six months ended June 30, 2026, decreased to 43.2% from 45.9% for the six months ended June 30, 2025.

Subscription service margin as a percentage of subscription service revenue for the six months ended June 30, 2026, decreased to 55.4% from 56.5% for the six months ended June 30, 2025. The decrease primarily reflects a change in subscription service revenue mix, as product and service offerings with comparatively lower gross margins represented a greater proportion of revenue, consistent with the mix shift that began in the second quarter of 2025. The prior year comparative includes periods prior to this shift.

Hardware margin as a percentage of hardware revenue for the six months ended June 30, 2026, decreased to 20.9% from 26.1% for the six months ended June 30, 2025. The decrease was driven by an increase in excess and obsolete inventory expense, including a $1.5 million charge recorded in the second quarter of 2026 related to a discontinued product, and a shift in hardware product mix.

Professional service margin as a percentage of professional service revenue for the six months ended June 30, 2026, decreased to 25.4% from 27.0% for the six months ended June 30, 2025. The decrease was primarily driven by a shift in professional service revenue mix toward lower-margin installation services associated with the onboarding of tier-one customers.

Sales and Marketing Expense ("S&M")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Sales and marketing	$11,564	$12,274	8.7%	10.9%	(5.8)%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

S&M expenses were $11.6 million for the three months ended June 30, 2026, a decrease of $0.7 million or 5.8% compared to $12.3 million for the three months ended June 30, 2025. The decrease was driven by a $1.2 million decrease in organic S&M expense, primarily due to a $0.5 million decrease in recurring compensation costs, a $0.3 million decrease in marketing and advertising spend, and a $0.3 million decrease in travel expense and purchased services. The decrease was partially offset by a $0.5 million increase in inorganic S&M expense stemming from post-acquisition operations of the Bridg product line.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Sales and marketing	$23,849	$24,056	9.3%	11.1%	(0.9)%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

S&M expenses were $23.8 million for the six months ended June 30, 2026, a decrease of $0.2 million or 0.9% compared to $24.1 million for the six months ended June 30, 2025. The decrease was driven by a $0.7 million decrease in organic S&M expense, primarily due to a $0.9 million decrease in recurring compensation costs, partially offset by a $0.2 million increase in severance costs related to non-recurring restructuring activities. This decrease was partially offset by a $0.5 million increase in inorganic S&M expense stemming from post-acquisition operations of the Bridg product line.

General and Administrative Expense ("G&A")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
General and administrative	$26,288	$31,697	19.7%	28.2%	(17.1)%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

G&A expenses were $26.3 million for the three months ended June 30, 2026, a decrease of $5.4 million or 17.1% compared to $31.7 million for the three months ended June 30, 2025. The decrease was primarily driven by a $1.1 million decrease in bad debt expense, a $0.7 million decrease in recurring compensation costs, a $0.5 million decrease in purchased services, and a $0.5 million decrease in travel expense.

The remaining decrease was primarily driven by decreases in certain non-cash or non-recurring expenses consisting of a $1.2 million decrease in stock-based compensation, a $0.6 million decrease in transaction due diligence and integration costs, and a $0.6 million decrease in litigation-related expenses.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
General and administrative	$56,984	$60,981	22.1%	28.2%	(6.6)%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

G&A expenses were $57.0 million for the six months ended June 30, 2026, a decrease of $4.0 million or 6.6% compared to $61.0 million for the six months ended June 30, 2025. The decrease was primarily driven by a $1.5 million decrease in purchased services and a $1.4 million decrease in recurring compensation costs.

The remaining decrease was primarily driven by decreases in certain non-cash or non-recurring expenses consisting of a $1.3 million decrease in stock-based compensation, a $1.1 million decrease in transaction due diligence and integration costs, and a $0.2 million decrease in litigation-related expenses, partially offset by a $1.4 million increase in severance costs related to non-recurring restructuring activities.

Research and Development Expense ("R&D")

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Research and development	$22,507	$20,934	16.9%	18.6%	7.5%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

R&D expenses were $22.5 million for the three months ended June 30, 2026, an increase of $1.6 million or 7.5% compared to $20.9 million for the three months ended June 30, 2025. The increase includes $1.3 million of inorganic R&D expense stemming from post-acquisition operations of the Bridg product line. Organic R&D expense increased by $0.3 million, primarily driven by a $0.5 million increase in consulting services and a $0.4 million increase in outsourced development costs, partially offset by a $0.6 million decrease in recurring compensation costs. The net increase in recurring R&D expense reflects continued investment in product development, including AI-enabled functionality and other enhancements to our product and service offerings.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Research and development	$44,482	$40,701	17.3%	18.8%	9.3%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

R&D expenses were $44.5 million for the six months ended June 30, 2026, an increase of $3.8 million or 9.3% compared to $40.7 million for the six months ended June 30, 2025. The increase includes $1.3 million of inorganic R&D expense stemming from post-acquisition operations of the Bridg product line. Organic R&D expense increased $2.5 million, primarily driven by a $1.2 million increase in outsourced development costs and a $1.0 million increase in consulting services, partially offset by a $0.5 million decrease in recurring compensation costs. The net increase in recurring R&D expense reflects continued investment in product development, including AI-enabled functionality and other enhancements to our product and service offerings. The remaining increase was driven by a $0.8 million increase in severance costs related to non-recurring restructuring activities.

Other Operating Expenses

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Amortization of identifiable intangible assets	$3,725	$3,394	2.8%	3.0%	9.8%
Intangible asset impairment loss	5,400	—	4.0%	—%	—%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Amortization of identifiable intangible assets was $3.7 million for the three months ended June 30, 2026, an increase of $0.3 million as compared to $3.4 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in amortizable intangible assets stemming from the Bridg Asset Acquisition.

Intangible asset impairment loss was $5.4 million for the three months ended June 30, 2026, related to the write-off of an indefinite-lived trademark acquired in the Stuzo Acquisition. There was no intangible asset impairment loss for the three months ended June 30, 2025.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Amortization of identifiable intangible assets	$7,156	$6,653	2.8%	3.1%	7.6%
Intangible asset impairment loss	$5,400	$—	2.1%	—%	—%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Amortization of identifiable intangible assets was $7.2 million for the six months ended June 30, 2026, an increase of $0.5 million from $6.7 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in amortizable intangible assets stemming from the Bridg Asset Acquisition.

Intangible asset impairment loss was $5.4 million for the six months ended June 30, 2026, related to the write-off of an indefinite-lived trademark acquired in the Stuzo Acquisition. There was no intangible asset impairment loss for the six months ended June 30, 2025.

Other Income (Expense), Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Other income (expense), net	$774	$(1,381)	0.6%	(1.2)%	(156.0)%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Other income, net was $0.8 million for the three months ended June 30, 2026, a change of $2.2 million compared to other expense, net of $1.4 million for the three months ended June 30, 2025. The change was substantially driven by foreign currency transaction fluctuations, with net foreign currency gains recognized in the current period compared to net losses in the prior period.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Other income (expense), net	$1,601	$(1,472)	0.6%	(0.7)%	>200%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Other income, net was $1.6 million for the six months ended June 30, 2026, a change of $3.1 million compared to other expense, net of $1.5 million for the six months ended June 30, 2025. The change was substantially driven by foreign currency fluctuations, with net foreign currency gains recognized in the current period compared to net losses in the prior period.

Interest Expense, Net

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Interest expense, net	$(3,386)	$(1,408)	(2.5)%	(1.3)%	140.5%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Interest expense, net was $3.4 million for the three months ended June 30, 2026, an increase of $2.0 million compared to $1.4 million for the three months ended June 30, 2025. The increase was driven by a higher outstanding principal balance following the March 2026 issuance of the 2031 Notes, which also carry a higher interest rate than the Company's other convertible notes.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Interest expense, net	$(5,318)	$(3,042)	(2.1)%	(1.4)%	74.8%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Interest expense, net was $5.3 million for the six months ended June 30, 2026, an increase of $2.3 million compared to $3.0 million for the six months ended June 30, 2025. The increase was driven by a higher outstanding principal balance following the March 2026 issuance of the 2031 Notes, which also carry a higher interest rate than the Company's other convertible notes.

Gain (Loss) on Extinguishment of Debt, Net

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

There was no gain or loss on extinguishment of debt for the three months ended June 30, 2026 or the three months ended June 30, 2025.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Gain (loss) on extinguishment of debt, net	$380	$(5,791)	0.1%	(2.7)%	(106.6)%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Gain on extinguishment of debt, net was $0.4 million for the six months ended June 30, 2026, related to the $3.9 million gain recognized on the repurchase of a portion of the 2027 Notes, partially offset by the $3.5 million loss recognized on the induced conversion of a portion of the 2026 Notes. For the six months ended June 30, 2025, loss on extinguishment of debt, net was $5.8 million, related to the early repayment of the former credit facility with Blue Owl Capital Corporation as administrative agent and collateral agent and Blue Owl Credit Advisors, LLC as lead arranger and bookrunner (the "Credit Facility").

Taxes

	Three Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Provision for income taxes	$(1,383)	$(944)	(1.0)%	(0.8)%	46.5%

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

Provision for income taxes was $1.4 million for the three months ended June 30, 2026, an increase of $0.4 million compared to $0.9 million for the three months ended June 30, 2025. The increase was primarily driven by additional foreign income tax expense.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Provision for income taxes	$(2,941)	$(2,225)	(1.1)%	(1.0)%	32.2%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

Provision for income taxes was $2.9 million for the six months ended June 30, 2026, an increase of $0.7 million compared to $2.2 million for the six months ended June 30, 2025. The increase was primarily driven by additional foreign income tax expense.

Net Income from Discontinued Operations

For the three months ended June 30, 2026 compared to the three months ended June 30, 2025

There was no income from discontinued operations for the three months ended June 30, 2026 or the three months ended June 30, 2025.

	Six Months Ended June 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Net income from discontinued operations	$—	$197	—%	0.1%	(100.0)%

For the six months ended June 30, 2026 compared to the six months ended June 30, 2025

There was no income from discontinued operations for the six months ended June 30, 2026, compared to $0.2 million for the six months ended June 30, 2025, stemming from a $0.2 million gain recognized from the divestiture of RRC as a result of a favorable net working capital settlement.

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

ARR is the annualized revenue from our subscription services, which includes subscription fees for our SaaS solutions and related support, managed platform development services, and transaction-based fees for payment processing services. We generally calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR is an operating measure, it does not reflect our revenue determined in accordance with GAAP, and ARR should be viewed independently of, and not combined with or substituted for, our revenue and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue and investors should not place undue reliance on ARR as an indicator of our future or expected results. Our reported ARR is based on a constant currency, using the exchange rates established at the beginning of the year and consistently applied throughout the period and to comparative periods presented. The table below presents our ARR on a constant currency basis, calculated using the exchange rates set at the beginning of 2026. Using the exchange rates established during the prior period, ARR as of June 30, 2025 was $1.5 million lower than the constant currency ARR reported below.

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

Beginning with this Quarterly Report, our key performance indicators, ARR and active sites, are presented on a total basis rather than disaggregated into our Engagement Cloud and Operator Cloud subscription service product lines as presented in prior periods. As multi-product arrangements have become increasingly common and our products are marketed and delivered as a unified platform, management no longer views or manages the business along these two separate product lines. This change aligns our key performance indicators with how management currently evaluates the business. Prior period amounts have been conformed to this presentation for comparability. Total active sites will not equal the sum of previously reported product line active site counts because sites that subscribed to both product lines are counted only once in the total active site metric.

Annual Recurring Revenue

	As of June 30		Increase (decrease)
(in thousands)	2026	2025	2026 vs 2025
Organic	$323,582	$288,196	12.3%
Inorganic*	14,383	—	—%
Total	$337,965	$288,196	17.3%

*Inorganic ARR represents Bridg ARR only as of March 24, 2026.

Active Sites

	As of June 30		Increase (decrease)
(in thousands)	2026	2025	2026 vs 2025
Organic	145.9	149.8	(2.6)%
Inorganic*	28.4	—	—%
Total	174.3	149.8	16.4%

*Inorganic active sites represent Bridg unique active sites only as of March 24, 2026.

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
Adjusted EBITDA
Represents net loss before income taxes, interest expense, and depreciation and amortization adjusted to exclude discontinued operations, stock-based compensation, transaction costs, severance, impairment loss, litigation expense, (gain) loss on extinguishment of debt, net, and other income (expense), net.

Non-GAAP diluted net income (loss) per share
Represents net loss per share excluding amortization of acquired intangible assets, non-cash interest, discontinued operations, stock-based compensation, transaction costs, severance, impairment loss, litigation expense, (gain) loss on extinguishment of debt, net, and other income (expense), net, as well as the income tax effect of these adjustments.

We believe that adjusting our diluted net loss per share to remove non-cash and non-recurring charges provides a useful perspective with respect to the Company's operating performance as well as comparisons to past and competitor operating results.

Stock-based compensation	Consists of non-cash charges related to our employee equity incentive plans.	We exclude stock-based compensation because management does not view these non-cash charges as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.

Non-GAAP Measure or Adjustment	Definition	Usefulness to management and investors
Transaction costs	Adjustment reflects non-recurring professional fees incurred in transaction due diligence and integration.	We exclude professional fees incurred in corporate development because management does not view these non-recurring charges, which are inconsistent in size and are significantly impacted by the timing and valuation of our transactions, as part of our core operating performance. This adjustment facilitates a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Severance	Adjustment reflects severance tied to non-recurring restructuring activities included in cost of sales, sales and marketing expense, general and administrative expense, and research and development expense.	We exclude these non-recurring adjustments because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance as well as comparisons to past and competitor operating results.
Litigation expense	Adjustment reflects non-recurring legal fees incurred in connection with certain litigation matters.
Impairment loss	Adjustment reflects impairment charges related to the write-off of an indefinite-lived trademark acquired in the Stuzo Acquisition and the write-off of capitalized software development costs related to the abandoned PAR Clear product.
(Gain) loss on extinguishment of debt, net	Adjustment reflects gain recognized on the repurchase of a portion of the 2027 Notes, partially offset by loss recognized on the induced conversion of a portion of the 2026 Notes, and loss recognized on early repayment of the Credit Facility.
Discontinued operations	Adjustment reflects income from discontinued operations related to the divestiture of our Government segment.
Other expense (income), net	Adjustment reflects foreign currency transaction gains and losses and other non-recurring income and expenses recorded in other income (expense), net in the accompanying statements of operations.
Non-cash interest	Adjustment reflects non-cash amortization of issuance costs and discount related to the Company's long-term debt.	We exclude these non-cash and non-recurring adjustments for purposes of calculating non-GAAP diluted net income (loss) per share because management does not view these costs as part of our core operating performance. These adjustments facilitate a useful evaluation of our current operating performance, comparisons to past and competitor operating results, and additional means to evaluate expense trends.
Acquired intangible assets amortization	Adjustment reflects amortization expense of acquired developed technology included within cost of sales and amortization expense of acquired intangible assets.

The tables below provide reconciliations between net loss and adjusted EBITDA, diluted net loss per share and non-GAAP diluted net income (loss) per share, and subscription service gross margin percentage and non-GAAP subscription service gross margin percentage. Amounts presented in the reconciliations and other tables presented herein may not sum due to rounding.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Net Loss to Adjusted EBITDA	2026	2025	2026	2025
Net loss	$(16,896)	$(21,040)	$(33,065)	$(45,390)
Discontinued operations	—	—	—	(197)
Net loss from continuing operations	(16,896)	(21,040)	(33,065)	(45,587)
Provision for income taxes	1,383	944	2,941	2,225
Interest expense, net	3,386	1,408	5,318	3,042
Depreciation and amortization	12,838	12,415	24,850	24,297
Stock-based compensation	6,759	7,887	13,962	15,068
Transaction costs	10	561	604	1,716
Severance	1,287	638	3,956	710
Impairment loss	5,482	—	5,482	—
Litigation expense	805	1,347	1,161	1,347
(Gain) loss on extinguishment of debt, net	—	—	(380)	5,791
Other (income) expense, net	(774)	1,381	(1,601)	1,472
Adjusted EBITDA	$14,280	$5,541	$23,228	$10,081

Beginning in the second quarter of 2026, the Company revised its calculation of non-GAAP net income (loss) per share to: (i) reflect the current and deferred income tax effects attributable to its non-GAAP adjustments; and (ii) include the dilutive effect of equity-based awards and other potentially dilutive securities when the Company reports non-GAAP net income, even when such securities are excluded from GAAP diluted earnings per share because they were antidilutive to the GAAP net loss. Prior period non-GAAP amounts presented herein have been recast to conform to the revised methodology. These revisions affect only the Company’s non-GAAP measures and do not affect its GAAP financial statements, GAAP net income (loss), or GAAP net income (loss) per share.

(in thousands, except per share amounts)	Three Months Ended June 30,
Reconciliation of GAAP Diluted Net Loss per share to Non-GAAP Diluted Net Income per share	2026		2025
Net loss / diluted net loss per share	$(16,896)	$(0.41)	$(21,040)	$(0.52)
Non-cash interest	667	0.02	578	0.01
Acquired intangible assets amortization	10,681	0.26	9,745	0.24
Stock-based compensation	6,759	0.16	7,887	0.19
Transaction costs	10	—	561	0.01
Severance	1,287	0.03	638	0.02
Impairment loss	5,482	0.13	—	—
Litigation expense	805	0.02	1,347	0.03
Other (income) expense, net	(774)	(0.02)	1,381	0.03
Income tax effects(1)	(516)	(0.01)	(522)	(0.01)
Non-GAAP net income / non-GAAP basic net income per share	$7,505	$0.18	$575	$0.01
Dilution impact of incremental shares(2)		—		—
Non-GAAP diluted net income per share		$0.18		$0.01

GAAP weighted average shares outstanding, basic and diluted	41,281		40,520
Add: Dilutive common stock equivalents	549		832
Non-GAAP weighted average shares outstanding, diluted(3)	41,830		41,352

(1) The income tax effect of the non-GAAP adjustments reflects the jurisdiction-specific tax consequences attributable to those adjustments, calculated by (i) applying the applicable statutory tax rate to non-GAAP adjustments in jurisdictions where no valuation allowance exists; and (ii) applying no tax effect to adjustments in jurisdictions with a full valuation allowance.
(2) Represents the incremental effect of dilutive securities included in the calculation of non-GAAP diluted weighted average shares outstanding.
(3) Non-GAAP diluted weighted average shares outstanding include the effect of potentially dilutive common stock equivalents (stock options, restricted stock units, and warrants) under the treasury stock method. Shares issuable upon conversion of the Company's convertible senior notes were excluded because their conversion would have been antidilutive to non-GAAP net income per share for the periods presented after applying the if-converted method from the beginning of the period or, if later, the issuance date, which requires adding back the related interest expense to the numerator and including the shares issuable upon conversion in the denominator.

(in thousands, except per share amounts)	Six Months Ended June 30,
Reconciliation of GAAP Diluted Net Loss per share to Non-GAAP Diluted Net Income (Loss) per share	2026		2025
Net loss / diluted net loss per share	$(33,065)	$(0.80)	$(45,390)	$(1.13)
Discontinued operations	—	—	(197)	—
Net loss from continuing operations	(33,065)	(0.80)	(45,587)	(1.13)
Non-cash interest	1,265	0.03	1,167	0.03
Acquired intangible assets amortization	20,547	0.50	19,210	0.48
Stock-based compensation	13,962	0.34	15,068	0.37
Transaction costs	604	0.01	1,716	0.04
Severance	3,956	0.10	710	0.02
Impairment loss	5,482	0.13	—	—
Litigation expense	1,161	0.03	1,347	0.03
(Gain) loss on extinguishment of debt, net	(380)	(0.01)	5,791	0.14
Other (income) expense, net	(1,601)	(0.04)	1,472	0.04
Income tax effects(1)	(1,038)	(0.03)	(1,019)	(0.03)
Non-GAAP net income (loss) / non-GAAP basic net income (loss) per share	$10,893	$0.26	$(125)	$(0.00)
Dilution impact of incremental shares(2)		—		—
Non-GAAP diluted net income (loss) per share		$0.26		$(0.00)

GAAP weighted average shares outstanding, basic and diluted	41,140		40,348
Add: Dilutive common stock equivalents	758		718
Non-GAAP weighted average shares outstanding, diluted(3)	41,898		41,066

(1) The income tax effect of the non-GAAP adjustments reflects the jurisdiction-specific tax consequences attributable to those adjustments, calculated by (i) applying the applicable statutory tax rate to non-GAAP adjustments in jurisdictions where no valuation allowance exists; and (ii) applying no tax effect to adjustments in jurisdictions with a full valuation allowance.
(2) Represents the incremental effect of dilutive securities included in the calculation of non-GAAP diluted weighted average shares outstanding.
(3) Non-GAAP diluted weighted average shares outstanding include the effect of potentially dilutive common stock equivalents (stock options, restricted stock units, and warrants) under the treasury stock method. Shares issuable upon conversion of the Company's convertible senior notes were excluded because their conversion would have been antidilutive to non-GAAP net income per share for the periods presented after applying the if-converted method from the beginning of the period or, if later, the issuance date, which requires adding back the related interest expense to the numerator and including the shares issuable upon conversion in the denominator.

(in thousands, except percentages)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation between GAAP and Non-GAAP Subscription Service Gross Margin Percentage	2026	2025	2026	2025
Subscription Service Gross Margin Percentage	55.2%	55.3%	55.4%	56.5%
Subscription Service Gross Margin	$46,056	$39,759	$89,725	$79,269
Depreciation and amortization	7,936	7,836	15,358	15,431
Stock-based compensation	206	172	390	299
Severance	43	—	251	—
Impairment Loss	82	—	82	—
Non-GAAP Subscription Service Gross Margin	$54,323	$47,767	$105,806	$94,999
Non-GAAP Subscription Service Gross Margin Percentage	65.1%	66.4%	65.4%	67.7%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents. As of June 30, 2026, we had cash and cash equivalents of $77.4 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds.

Cash used in operating activities was $9.4 million for the six months ended June 30, 2026, compared to $23.8 million for the six months ended June 30, 2025. The decrease in cash used in operating activities was primarily driven by improved profitability from our core operations.

Cash used in investing activities was $6.5 million for the six months ended June 30, 2026 compared to $7.7 million for the six months ended June 30, 2025. Cash used in investing activities during the six months ended June 30, 2026 included capital expenditures of $5.4 million for developed technology costs associated with our software platforms and capital expenditures of $0.8 million for fixed assets. The greater amount of cash used in investing activities during the six months ended June 30, 2025 was largely driven by the GoSkip Asset Acquisition.

Cash provided by financing activities was $15.6 million for the six months ended June 30, 2026, compared to $11.4 million for the six months ended June 30, 2025. Cash provided by financing activities during the six months ended June 30, 2026 primarily consisted of the net proceeds from the sale of the 2031 Notes of $257.1 million (net of issuance costs), partially offset by $206.2 million used to repurchase a portion of the 2027 Notes, $33.1 million used to repurchase shares of the Company's common stock, and $2.9 million used to repay the remaining principal on the 2026 Notes. Cash provided by financing activities during the six months ended June 30, 2025 primarily consisted of the net proceeds from the sale of the 2030 Notes of $111.1 million (net of issuance costs), partially offset by the repayment in full of $93.6 million principal amount outstanding under the Credit Facility plus accrued interest and prepayment premium. We do not have any off-balance sheet arrangements or obligations.

Over the next 12 months our total contractual obligations are $78.7 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $61.1 million, interest payments of $14.9 million related to long-term debt, and facility lease obligations of $2.7 million. We believe our existing cash and cash equivalents, together with cash flows expected to be generated by our operations, will be sufficient to fund these commitments.

Our non-current contractual obligations are $509.4 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $18.0 million, interest payments of $50.4 million and principal payments of $433.0 million related to long-term debt, and facility leases of $8.0 million. Refer to “Note 7 — Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report for additional information. We believe our existing cash and cash equivalents, together with cash flows expected to be generated by our operations, and if necessary, equity, equity-linked, or debt financing arrangements, will be sufficient to fund these commitments. Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development and acquisition integration efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”, elsewhere in this Quarterly Report, in the 2025 Annual Report, and in our other filings with the SEC.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the New Zealand dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee, the Japanese Yen, the Polish Zloty, and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net loss as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net loss as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of June 30, 2026, the impact of foreign currency exchange rate changes on our revenues and net loss was not material. Additionally, as of June 30, 2026, we estimated that a 10 percent change in exchange rates against the U.S. dollar would not have a material impact on earnings, cash flows, or fair values over a one-year period, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

As of June 30, 2026, we had $53.0 million, $115.0 million, and $265.0 million in aggregate principal amount outstanding on the 2027 Notes, the 2030 Notes, and the 2031 Notes, respectively.

We carry the Senior Notes at face value less unamortized debt issuance costs on the condensed consolidated balance sheets. The fair value of the Senior Notes are subject to interest rate risk, market risk, and other factors due to their conversion features. In particular, the fair value of the Senior Notes changes when interest rates change or the market price of our stock fluctuates, with the fair value of the Senior Notes generally increasing as our stock price increases and generally decreasing as our stock price declines. Despite the effects of interest rate and market value changes on the Senior Notes’ fair value, we have no financial statement risk associated with changes in interest rates related to the Senior Notes because they bear interest at fixed rates. At June 30, 2026, a hypothetical 10 percent change in interest rates would not have a material impact on earnings or cash flows over a one-year period.
Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify any changes that occurred in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

The risks described in the Part I, Item 1A. "Risk Factors” section of our 2025 Annual Report could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. Except as modified, updated, or supplemented below, there have been no material changes to the Risk Factors described in our 2025 Annual Report. The risk factor below was previously provided in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

Item 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows:

On May 11, 2026, each of our Chief Executive Officer, Savneet Singh, our Chief Financial Officer, Bryan Menar, our Chief Legal Officer & Secretary, Cathy King, our Senior Vice President, Finance & Transformation, Michael Steenberge, our Chief Human Resources Officer, Elizabeth Codner, and our President, Growth Platforms and AI, Oliver Ostertag (collectively, the "Section 16 Officers"), received an annual equity grant of restricted stock units ("RSUs"). In accordance with the applicable grant agreements and pursuant to the Company's previously disclosed sell-to-cover policy, each of the Section 16 Officers instructed that the broker-dealer or sales agent selected by the Company sell a number of shares sufficient to generate cash proceeds to satisfy the tax obligations upon vesting or settlement of their respective RSUs in sell-to-cover transactions (as described in Rule 10b5-1(c)(1)(ii)(D)(3) of the Exchange Act) in a manner intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act (the “Sell-to-Cover Instructions”).

The sales pursuant to the Sell-to-Cover Instructions will not begin until after a “cooling-off period” (as described in Rule 10b5-1(c)(1)(ii)(B) of the Exchange Act) has elapsed. The amount of shares to be sold pursuant to the Sell-to-Cover Instructions is dependent on future events which cannot be known at this time, including the future trading price of our shares. The expiration date relating to an officer’s Sell-to-Cover Instructions is dependent on future events which cannot be known at this time, including such Section 16 Officer's termination of service.

Item 6. EXHIBITS

Exhibit Number		Incorporated by reference into this Quarterly Report on Form 10-Q		Date Filed or Furnished
	Exhibit Description	Form	Exhibit No.
3.1	Restated Certificate of Incorporation, as currently in effect	Form 8-K (File No.001-09720)	3.2	6/3/2025
3.2	Amended and Restated Bylaws, as currently in effect	Form 8-K (File No.001-09720)	3.3	6/3/2025
10.1	Board Observer Agreement, dated as of April 15, 2026, by and among PAR Technology Corporation and the persons and entities listed on Schedule A thereto	Form 8-K (File No.001-09720)	10.1	4/15/2026
10.2 ††	Second Amended and Restated PAR Technology Corporation 2015 Equity Incentive Plan	Form 8-K (File No.001-09720)	10.1	6/3/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended			Filed herewith
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350			Furnished herewith
101.INS	Inline XBRL Instance Document			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith
†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	August 6, 2026	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)