Form 10-Q
period 2026-09-30
PAR TECHNOLOGY CORP
filed 2026-11-05
CIK 708821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026
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

As of November 3, 2026, 41,370,638 shares of the registrant’s common stock, $0.02 par value, were outstanding.

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
•our ability to add and maintain active sites and retain customers, including the effects of customer churn, non-renewals, and reduced purchasing;
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
•legal, regulatory, reputational, and financial risks resulting from cybersecurity incidents, unauthorized access to customer or company data, or the perception that such events may have occurred;
•the impact of future pandemics, epidemics, or other outbreaks of disease;
•changes in estimates and assumptions we make in connection with the preparation of our financial statements (including those used to test goodwill and other intangible assets for impairment, which could be affected by declines in our share price or market capitalization) or in building our business and operations plan and in executing our strategies;

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

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (unaudited)
PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

Assets	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$94,492	$79,565
Cash held on behalf of customers	14,438	14,120
Short-term investments	567	579
Accounts receivable – net	76,615	81,706
Inventories	41,250	27,436
Other current assets	30,406	29,525
Total current assets	257,768	232,931
Property, plant and equipment – net	11,332	13,286
Goodwill	893,708	898,035
Intangible assets – net	195,537	203,370
Lease right-of-use assets	9,136	8,176
Other assets	20,190	13,346
Total Assets	$1,387,671	$1,369,144

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$19,954
Accounts payable	38,852	39,332
Accrued salaries and benefits	24,521	25,186
Accrued expenses	10,975	12,380
Customers payable	14,438	14,120
Lease liabilities – current portion	2,443	1,899
Customer deposits and deferred service revenue	33,556	27,867
Total current liabilities	124,785	140,738
Lease liabilities – net of current portion	6,993	6,435
Deferred service revenue – noncurrent	2,759	1,841
Long-term debt	423,018	374,070
Other long-term liabilities	19,478	20,910
Total liabilities	577,033	543,994
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.02 par value, 1,000,000 shares authorized	—	—
Common stock, $0.02 par value, 116,000,000 shares authorized, 42,943,471 and 42,226,765 shares issued, 41,370,638 and 40,653,932 outstanding at September 30, 2026 and December 31, 2025, respectively	851	836
Additional paid-in capital	1,260,534	1,226,039
Accumulated deficit	(406,508)	(364,404)
Accumulated other comprehensive loss	(15,347)	(8,429)
Treasury stock, at cost, 1,572,833 and 1,572,833 shares at September 30, 2026 and December 31, 2025, respectively	(28,892)	(28,892)
Total shareholders’ equity	810,638	825,150
Total Liabilities and Shareholders’ Equity	$1,387,671	$1,369,144

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
Revenues, net:
Subscription service	$85,875	$74,763	$247,788	$215,076
Hardware	34,372	29,895	98,712	78,602
Professional service	16,861	14,525	47,991	41,768
Total revenues, net	137,108	119,183	394,491	335,446
Cost of sales:
Subscription service	37,991	33,431	110,179	94,475
Hardware	26,554	24,567	77,436	60,575
Professional service	12,502	11,970	35,731	31,847
Total cost of sales	77,047	69,968	223,346	186,897
Gross margin	60,061	49,215	171,145	148,549
Operating expenses:
Sales and marketing	12,689	12,478	36,538	36,534
General and administrative	26,946	31,725	83,930	92,706
Research and development	22,177	19,276	66,659	59,977
Amortization of identifiable intangible assets	3,719	3,389	10,875	10,042
Intangible asset impairment loss	—	—	5,400	—
Total operating expenses	65,531	66,868	203,402	199,259
Operating loss	(5,470)	(17,653)	(32,257)	(50,710)
Other income (expense), net	259	664	1,860	(808)
Interest expense, net	(3,286)	(1,465)	(8,604)	(4,507)
Gain (loss) on extinguishment of debt, net	—	—	380	(5,791)
Loss from continuing operations before income taxes	(8,497)	(18,454)	(38,621)	(61,816)
(Provision for) benefit from income taxes	(542)	277	(3,483)	(1,948)
Net loss from continuing operations	(9,039)	(18,177)	(42,104)	(63,764)
Net income from discontinued operations	—	—	—	197
Net loss	$(9,039)	$(18,177)	$(42,104)	$(63,567)

Net (loss) income per share (basic and diluted):
Continuing operations	$(0.22)	$(0.45)	$(1.02)	$(1.58)
Discontinued operations	—	—	—	—
Total	$(0.22)	$(0.45)	$(1.02)	$(1.58)

Weighted average shares outstanding (basic and diluted)	41,365	40,582	41,215	40,427

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(9,039)	$(18,177)	$(42,104)	$(63,567)
Other comprehensive (loss) income, net of applicable tax:
Foreign currency translation adjustments	(1,656)	(10,807)	(6,918)	13,042
Comprehensive loss	$(10,695)	$(28,984)	$(49,022)	$(50,525)

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Equity Consideration Payable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Amount
Balances at December 31, 2025	42,227	$836	$1,226,039	$—	$(364,404)	$(8,429)	1,573	$(28,892)	$825,150
Issuance of common stock upon the exercise of stock options	5	—	54	—	—	—	—	—	54
Net issuance of restricted stock awards and restricted stock units	382	8	(8)	—	—	—	—	—	—
Issuance of common stock for acquisition (Note 3)	1,810	36	24,800	—	—	—	—	—	24,836
Repurchase of common stock	(2,090)	(42)	(33,083)	—	—	—	—	—	(33,125)
Issuance of common stock for conversion of 2026 Notes	485	10	20,557	—	—	—	—	—	20,567
Stock-based compensation	—	—	7,203	—	—	—	—	—	7,203
Foreign currency translation adjustments	—	—	—	—	—	(2,089)	—	—	(2,089)
Net loss	—	—	—	—	(16,169)	—	—	—	(16,169)
Balances at March 31, 2026	42,819	$848	$1,245,562	$—	$(380,573)	$(10,518)	1,573	$(28,892)	$826,427
Issuance of common stock upon the exercise of stock options	23	1	116	—	—	—	—	—	117
Net issuance of restricted stock awards and restricted stock units	53	1	(1)	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	41	1	535	—	—	—	—	—	536
Stock-based compensation	—	—	6,759	—	—	—	—	—	6,759
Foreign currency translation adjustments	—	—	—	—	—	(3,173)	—	—	(3,173)
Net loss	—	—	—	—	(16,896)	—	—	—	(16,896)
Balances at June 30, 2026	42,936	$851	$1,252,971	$—	$(397,469)	$(13,691)	1,573	$(28,892)	$813,770
Net issuance of restricted stock awards and restricted stock units	8	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,563	—	—	—	—	—	7,563
Foreign currency translation adjustments	—	—	—	—	—	(1,656)	—	—	(1,656)
Net loss	—	—	—	—	(9,039)	—	—	—	(9,039)
Balances at September 30, 2026	42,944	$851	$1,260,534	$—	$(406,508)	$(15,347)	1,573	$(28,892)	$810,638

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

See accompanying notes to unaudited interim condensed consolidated financial statements

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(42,104)	$(63,567)
Net income from discontinued operations	—	(197)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,244	36,768
Accretion of debt in interest expense, net	1,932	1,751
Current expected credit losses	2,178	3,422
Provision for obsolete inventory	1,749	794
Stock-based compensation	21,525	22,889
Impairment loss	5,482	—
(Gain) loss on debt extinguishment, net	(380)	5,791
Deferred income tax	(330)	(696)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,846	(13,836)
Inventories	(15,536)	(4,062)
Other current assets	(681)	(9,353)
Other assets	(6,426)	5,885
Accounts payable	(1,129)	(3,394)
Accrued salaries and benefits	(584)	(1,866)
Accrued expenses	(1,303)	(4,775)
Customer deposits and deferred service revenue	6,661	8,085
Customers payable	318	1,000
Other long-term liabilities	(1,079)	(45)
Cash provided by (used in) operating activities - continuing operations	11,383	(15,406)
Cash provided by (used in) operating activities - discontinued operations	—	—
Net cash provided by (used in) operating activities	11,383	(15,406)
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(275)	(4,323)
Capital expenditures	(975)	(2,541)
Capitalization of software costs	(8,310)	(4,226)
Cash used in investing activities - continuing operations	(9,560)	(11,090)
Cash provided by investing activities - discontinued operations	—	197
Net cash used in investing activities	(9,560)	(10,893)
Cash flows from financing activities:
Repayments of long-term debt	(209,040)	(93,600)
Proceeds from debt issuance, net of original issue discount	257,050	111,136
Repurchase of common stock	(33,125)	—
Treasury stock acquired from employees upon vesting or forfeiture of restricted stock	—	(7,043)
Proceeds from employee stock purchase plan	536	628
Proceeds from exercise of stock options	171	390
Cash provided by financing activities - continuing operations	15,592	11,511
Cash provided by financing activities - discontinued operations	—	—
Net cash provided by financing activities	15,592	11,511

Continued on next page

PAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Effect of exchange rate changes on cash and cash equivalents	(2,170)	136
Net increase (decrease) in cash and cash equivalents and cash held on behalf of customers	15,245	(14,652)
Cash and cash equivalents and cash held on behalf of customers at beginning of period	93,685	121,545
Cash and cash equivalents and cash held on behalf of customers at end of period	$108,930	$106,893

Reconciliation of cash and cash equivalents and cash held on behalf of customers
Cash and cash equivalents	$94,492	$92,465
Cash held on behalf of customers	14,438	14,428
Total cash and cash equivalents and cash held on behalf of customers	$108,930	$106,893

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,132	$2,275
Cash paid for income taxes	$4,963	$4,865
Capitalized software recorded in accounts payable	$432	$190
Capital expenditures in accounts payable	$257	$119
Common stock issued for acquisition	$24,836	$108,182
Common stock issued for conversion of 2026 Notes	$20,567	$—

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

Our product and service offerings include point-of-sale, customer engagement and loyalty, digital ordering and delivery, operational intelligence, payment processing, hardware, and related technologies, solutions, and services. We provide enterprise restaurants, franchisees, and other foodservice outlets with operational efficiencies through a data-driven network with integration capabilities from front- and back-of-house to customer fulfillment. Our subscription service offerings include: PAR Engagement — a unified suite that combines Punchh and PAR Ordering solutions — for customer loyalty, engagement, and omnichannel digital ordering and delivery; PAR POS and TASK for front-of-house; Plexure, for international customer loyalty and engagement; PAR OPS — a suite of back-of-house solutions that combines Delaget and Data Central product offerings; PAR Pay for payments; Bridg, an identity resolution and shopper intelligence platform; and PAR Retail, which provides customer loyalty and engagement solutions for convenience and fuel retailers. The accompanying condensed consolidated financial statements include the Company's accounts and those of its consolidated subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Cash Held on Behalf of Customers

Cash and cash equivalents and cash held on behalf of customers consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents
Cash	$93,474	$77,405
Money market funds	1,018	2,160
Cash held on behalf of customers	14,438	14,120
Total cash and cash equivalents and cash held on behalf of customers	$108,930	$93,685

The Company maintained bank balances that, at times, exceeded the federally insured limit during the nine months ended September 30, 2026. The Company did not experience losses relating to these deposits and management does not believe that the Company is exposed to any significant credit risk with respect to these amounts.

Other Current Assets and Other Assets

Other current assets consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$16,752	$16,984
Current portion of deferred implementation costs	3,010	3,477
Current portion of deferred commissions	5,212	3,419
Income taxes receivable	1,119	3,409
Current portion of contract assets	3,079	—
Other	1,234	2,236
Total other current assets	$30,406	$29,525

Other assets consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Deferred implementation costs	$2,013	$2,578
Deferred commissions	7,380	5,591
Deferred taxes	1,890	1,592
Contract assets	6,626	—
Other	2,281	3,585
Total other assets	$20,190	$13,346

Contract assets represent revenue recognized in excess of amounts billed, where the right to payment is conditional on future performance.

The following table summarizes amortization expense for deferred implementation costs and deferred commissions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization of deferred implementation costs	$973	$1,166	$3,354	$3,769
Amortization of deferred commissions	$1,251	$606	3,318	1,527

Other Long-Term Liabilities

Other long-term liabilities include deferred tax liabilities of $18.1 million and $18.4 million at September 30, 2026 and December 31, 2025, respectively.

Asset Impairment Charges

During the nine months ended September 30, 2026, the Company recorded a $5.4 million impairment charge related to an indefinite-lived trademark acquired in the March 2024 acquisition of Stuzo Blocker, Inc., Stuzo Holdings, LLC, and their respective subsidiaries (the "Stuzo Acquisition"). The impairment followed the Company's decision, made during the second quarter of 2026, to discontinue the use of the trademark in marketing and customer-facing materials and not renew the related trademark registration. The Company determined the trademark was no longer expected to provide any future economic benefit and reduced the carrying amount of the asset to zero. The impairment charge is presented as intangible asset impairment loss in the condensed consolidated statements of operations. The Company also recorded a $0.1 million impairment charge included in subscription service cost of sales in the condensed consolidated statements of operations related to the write-off of the remaining capitalized software development costs for the abandoned PAR Clear product. Both impairment charges were recorded during the three months ended June 30, 2026.

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. In conducting this impairment testing, the Company may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. If the Company concludes that it is not more likely than not that a reporting unit’s fair value is less than its carrying value, no further goodwill impairment testing is required. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value, or if the Company elects not to perform a qualitative assessment, the Company performs a quantitative analysis in which the fair value of the reporting unit is compared with its carrying value. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized for that excess, limited to the total amount of goodwill allocated to the reporting unit.

As of September 1, 2026, the Company performed a quantitative goodwill impairment test of its single reporting unit, in response to, among other factors, the sustained decline in the Company’s share price and market capitalization through the third quarter of 2026 and the reversal of the recovery trend in September 2026. The estimated fair value of the reporting unit exceeded its carrying value by approximately 22% and, accordingly, no goodwill impairment was recognized. The fair value was estimated using a combination of income and market approaches. Significant assumptions used in the assessment included projected revenue growth and operating margins, market multiples, a control premium, a discount rate of 12.5%, and a long-term growth rate of 3.0%. The Company considered events and circumstances through September 30, 2026, and concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying value. If the Company's share price and market capitalization decline further for a sustained period, particularly if accompanied by deterioration in our operating results, forecasts, peer valuation multiples, or other market-participant assumptions, the Company may be required to perform additional impairment testing.

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

Accounting Pronouncements Not Yet Adopted

There were no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2026 that are of significance or potential significance to the Company.

Note 2 — Revenue Recognition

Deferred Revenue

Deferred revenue is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Current	$30,997	$25,913
Non-current	2,759	1,841
Total	$33,756	$27,754

Most performance obligations greater than one year relate to service and support contracts that the Company expects to fulfill within 36 months of the reporting period. The Company expects to fulfill 100% of service and support contracts within 60 months of the reporting period.

The changes in deferred revenue, inclusive of both current and long-term, are as follows:

(in thousands)	2026	2025
Beginning balance - January 1	$27,754	$24,695
Acquired deferred revenue (refer to "Note 3 - Acquisitions")	92	809
Recognition of deferred revenue	(119,097)	(126,588)
Deferral of revenue	125,159	133,788
Impact of foreign currency translation on deferred revenue	(152)	991
Ending balance - September 30	$33,756	$33,695
The above tables exclude customer deposits of $2.6 million and $2.1 million as of September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue included in deferred revenue at the beginning of each respective period of $24.0 million and $21.5 million.

Disaggregated Revenue

The Company disaggregates revenue from contracts with customers by major product line because the Company believes it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by contract terms and economic factors.

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(in thousands)	Point in time	Over time	Point in time	Over time
Subscription service	$—	$85,875	$—	$74,763
Hardware	34,372	—	29,895	—
Professional service	7,182	9,679	4,924	9,601
Total	$41,554	$95,554	$34,819	$84,364

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(in thousands)	Point in time	Over time	Point in time	Over time
Subscription service	$—	$247,788	$—	$215,076
Hardware	98,712	—	78,602	—
Professional service	18,606	29,385	13,193	28,575
Total	$117,318	$277,173	$91,795	$243,651

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

The transaction was accounted for as an asset acquisition in accordance with ASC Topic 805, Business Combinations, whereby the purchase price is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the Bridg Closing Date, and no goodwill is recognized. The fair value determinations were based on management's estimates and assumptions, with the assistance of valuation consultants. During the three months ended June 30, 2026, the fair values of assets and liabilities as of the Bridg Closing Date were finalized. There were no adjustments made to the initial fair values of assets and liabilities recorded.

The following table presents management's purchase price allocation:

(in thousands)	Purchase price allocation
Property and equipment	$84
Lease right-of-use assets	87
Other current assets	337
Developed technology	15,795
Customer relationships	8,987
Total assets	25,290
Deferred revenue	92
Lease right-of-use liabilities	87
Consideration paid	$25,111

Intangible Assets

The Company identified two acquired intangible assets in the Bridg Asset Acquisition: developed technology and customer relationships. The fair value of developed technology was determined utilizing the “relief from royalty” approach, which is a form of the income approach that attributes savings recognized from not having to pay a royalty for the use of an asset. The Company applied a seven-year economic life, a fair and reasonable royalty rate of 10.0%, and a discount rate of 23.5% in determining the Bridg developed technology intangible fair value. The fair value of the customer relationship intangible asset was determined utilizing the “multi-period excess earnings method,” which method is predicated upon the calculation of the net present value of after-tax net cash flows respectively attributable to each asset. The Company applied a 20.0% estimated annual attrition rate and discount rate of 23.5% in determining the Bridg customer relationships intangible fair value. The estimated useful life of each of the foregoing identifiable intangible assets was determined to be seven years for developed technology and seven years for customer relationships.

Note 4 — Accounts Receivable, net

At September 30, 2026 and December 31, 2025, the Company had current expected credit losses of $4.6 million and $5.3 million, respectively, against accounts receivable.

Changes in the current expected credit loss for the nine months ended September 30 were:

(in thousands)	2026	2025
Beginning Balance - January 1	$5,295	$3,392
Provisions	2,178	3,422
Write-offs	(2,879)	(1,838)
Ending Balance - September 30	$4,594	$4,976

Note 5 — Inventories, net

Inventories are used in the manufacture and service of our hardware products. The components of inventories, net consist of the following:

(in thousands)	September 30, 2026	December 31, 2025
Finished goods	$29,534	$18,129
Work in process	557	242
Component parts	10,708	8,360
Service parts	451	705
Inventories, net	$41,250	$27,436

At September 30, 2026 and December 31, 2025, the Company had excess and obsolescence reserves of $9.2 million and $7.6 million, respectively, against inventories.
Note 6 — Identifiable Intangible Assets and Goodwill

The components of identifiable intangible assets are:

(in thousands)	September 30, 2026	December 31, 2025	Estimated Useful Life	Weighted-Average Amortization Period
Acquired developed technology	$199,635	$183,840	3 - 7 years	4.26 years
Capitalized software development costs	47,679	43,233	3 years	2.05 years
Customer relationships	128,033	119,046	5 - 15 years	9.22 years
Trade names	3,210	3,210	2 - 8 years	5.81 years
Non-competition agreements	7,230	7,230	1 - 5 years	2.91 years
	385,787	356,559
Impact of currency translation on intangible assets	(2,811)	(983)
Less: accumulated amortization	(198,518)	(164,471)
	184,458	191,105
Capitalized software development in progress	5,279	1,065
Trademarks, trade names (non-amortizable)	5,800	11,200	Indefinite
	$195,537	$203,370

Capitalized software development costs placed into service during the three months ended September 30, 2026 and 2025 were $1.2 million and $2.4 million, respectively, and $4.4 million and $4.6 million during the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes amortization expense for identifiable intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization of acquired developed technology	$7,078	$6,366	$20,454	$18,926
Amortization of capitalized software development costs	1,530	1,671	3,645	4,628
Amortization of identifiable intangible assets recorded in cost of sales	$8,608	$8,037	$24,099	$23,554
Amortization expense recorded in operating expenses	$3,719	$3,389	$10,875	$10,042
Impact of foreign currency translation on intangible assets	$(482)	$(341)	$(926)	$1,320

The expected future amortization of intangible assets, assuming straight-line amortization of capitalized software development costs and acquisition related intangibles, excluding capitalized software development in progress, is as follows:

(in thousands)
2026, remaining	$11,466
2027	42,742
2028	31,646
2029	22,855
2030	20,148
Thereafter	55,601
Total	$184,458

The following table summarizes changes in the carrying balance of goodwill:

(in thousands)	2026	2025
Beginning balance - January 1	$898,035	$887,459
Delaget Acquisition ASC 805 measurement period adjustment	—	937
Foreign currency translation	(4,327)	10,057
Ending balance - September 30	$893,708	$898,453
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

The following table summarizes information about the net carrying amounts of long-term debt as of September 30, 2026:

(in thousands)	2027 Notes	2030 Notes	2031 Notes	Total
Principal amount outstanding	$53,000	$115,000	$265,000	$433,000
Unamortized debt issuance cost	(331)	(2,562)	(7,089)	(9,982)
Total long-term debt	52,669	112,438	257,911	423,018
Less: current portion of long-term debt	—	—	—	—
Total non-current portion of long-term debt	$52,669	$112,438	$257,911	$423,018

The following table summarizes information about the net carrying amounts of long-term debt as of December 31, 2025:

(in thousands)	2026 Notes	2027 Notes	2030 Notes	Total
Principal amount outstanding	$20,000	$265,000	$115,000	$400,000
Unamortized debt issuance cost	(46)	(2,789)	(3,141)	(5,976)
Total long-term debt	19,954	262,211	111,859	394,024
Less: current portion of long-term debt	(19,954)	—	—	(19,954)
Total non-current portion of long-term debt	$—	$262,211	$111,859	$374,070

The following table summarizes interest expense recognized on long-term debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Contractual interest expense	$3,103	$1,431	$7,949	$4,919
Amortization of debt issuance costs	667	585	1,932	1,716
Amortization of discount	—	—	—	35
Total interest expense	$3,770	$2,016	$9,881	$6,670

The following table summarizes the future principal payments as of September 30, 2026:

(in thousands)
2026, remaining	$—
2027	53,000
2028	—
2029	—
2030	115,000
Thereafter	265,000
Total	$433,000
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

On March 17, 2026, the Company used a portion of the net proceeds from its sale of the 2031 Notes to, pursuant to its share repurchase program, repurchase approximately 2.1 million shares of its common stock in privately negotiated transactions with or through one or more affiliates of the initial purchasers at a price of $15.85 per share, for a total of approximately $33.1 million. As of September 30, 2026, the Company was authorized to purchase a remaining $66.9 million of its common stock under its share repurchase program.

On March 24, 2026, the Company issued 1,810,222 shares of common stock related to the Bridg Asset Acquisition. Refer to "Note 3 — Acquisitions" for additional information about the Bridg Asset Acquisition.
Note 9 — Stock-Based Compensation

Stock-based compensation expense, net of forfeitures and adjustments of $0.1 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$397	$270	$1,085	$914
Sales and marketing	415	429	1,059	1,109
General and administrative	5,552	5,995	16,030	17,778
Research and development	1,199	1,127	3,351	3,088
Total	$7,563	$7,821	$21,525	$22,889

At September 30, 2026, the aggregate unrecognized compensation expense related to unvested equity awards was $51.1 million, which is expected to be recognized as compensation expense in fiscal years 2026 through 2029.

A summary of stock option activity for the nine months ended September 30, 2026 is below:

(in thousands, except for weighted average exercise price)	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2026	812	$17.54
Exercised	(27)	$6.14
Canceled/forfeited	(3)	$22.27
Outstanding at September 30, 2026	782	$17.93

A summary of unvested restricted stock units activity for the nine months ended September 30, 2026 is below:

(in thousands, except for weighted average award value)	Restricted Stock Unit Awards	Weighted average grant-date fair value
Outstanding at January 1, 2026	1,086	$59.59
Granted	1,636	$17.45
Vested	(442)	$48.72
Canceled/forfeited	(84)	$47.43
Outstanding at September 30, 2026	2,196	$30.89

A total of 330,000 shares of Company common stock were made available for purchase under the Company's 2021 Employee Stock Purchase Plan ("ESPP"), subject to adjustment as provided for in the ESPP. As of September 30, 2026, 103,725 shares of common stock were purchased under the ESPP since inception, including 40,855 shares purchased under the ESPP during the nine months ended September 30, 2026.
Note 10 — Net Loss Per Share

Net loss per share is calculated in accordance with ASC Topic 260, Earnings per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share (“EPS”). It requires the presentation of basic and diluted EPS. Basic EPS excludes all dilution and is based upon the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that would occur if convertible securities or other contracts to issue common stock were exercised. As of September 30, 2026, there were 781,606 anti-dilutive stock options outstanding compared to 686,631 as of September 30, 2025. As of September 30, 2026, there were 2,195,677 anti-dilutive restricted stock units outstanding compared to 1,134,860 as of September 30, 2025. As of September 30, 2026, there were 15,806,528 anti-dilutive shares potentially issuable upon conversion of the Company's outstanding convertible notes, calculated using the initial conversion rates per the respective indentures.
Note 11 — Commitments and Contingencies

Purchase Commitments

As of September 30, 2026, the Company's non-cancellable purchase commitments totaled $202.6 million, consisting of $58.5 million due within the next 12 months and $144.1 million due thereafter. These primarily consist of unconditional purchase commitments for inventory, software licensing, external labor, and third-party cloud services.

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

Note 12 — Segment and Related Information
The Company operates in one segment. There have been no changes to the Company’s reportable segment, the identification of the Company's Chief Executive Officer as the Chief Operating Decision Maker, or the methodology used to assess segment performance since the filing of our 2025 Annual Report.

The following table presents revenues and significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenues, net	$137,108	$119,183	$394,491	$335,446
Less:
Subscription service cost of sales(1)	29,253	25,300	85,693	70,616
Hardware cost of sales(1)	26,472	24,474	77,201	60,306
Professional service cost of sales(1)	12,353	11,860	35,332	31,433
Sales and marketing(1)	12,274	12,046	35,478	35,420
General and administrative(1)	20,255	23,583	64,051	69,062
Research and development(1)	20,892	18,110	63,098	56,775
Depreciation and amortization	9,675	9,082	27,369	26,726
Stock-based compensation	7,563	7,821	21,525	22,889
Transaction costs	122	1,171	726	2,887
Amortization of identifiable intangible assets	3,719	3,389	10,875	10,042
Other segment item(2)	—	—	5,400	—
Operating loss	$(5,470)	$(17,653)	$(32,257)	$(50,710)
Other segment items(3)	(3,569)	(524)	(9,847)	(12,857)
Net loss	$(9,039)	$(18,177)	$(42,104)	$(63,567)

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

The following table presents revenues by geographic area based on the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$113,855	$98,181	$327,998	$278,568
International	23,253	21,002	66,493	56,878
Total	$137,108	$119,183	$394,491	$335,446

The following table presents long-lived assets, which consist of property, plant, and equipment, net and lease right-of-use assets, by geographic area based on the location of the assets:

(in thousands)	September 30, 2026	December 31, 2025
United States	$14,939	$15,369
International	5,529	6,093
Total	$20,468	$21,462

Customers accounting for 10% or more of the Company’s total revenues are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
McDonald’s Corporation	27%	23%	26%	20%
All Others	73%	77%	74%	80%
Total	100%	100%	100%	100%

No other customer within "All Others" accounted for 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2026 or 2025.
Note 13 — Fair Value of Financial Instruments
The Company’s financial instruments have been recorded at fair value using available market information and valuation techniques. The fair value hierarchy is based upon three levels of input, which are:

Level 1 — quoted prices in active markets for identical assets or liabilities (observable)

Level 2 — inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in inactive markets, or other inputs that are observable market data for essentially the full term of the asset or liability (observable)

Level 3 — unobservable inputs that are supported by little or no market activity, but are significant to determining the fair value of the asset or liability (unobservable)

The Company’s financial instruments primarily consist of cash and cash equivalents, cash held on behalf of customers, short-term investments, and debt instruments. The carrying amounts of cash and cash equivalents, cash held on behalf of customers, and short-term investments as of September 30, 2026 and December 31, 2025 were considered representative of their fair values because of their short-term nature and are classified as Level 1 of the fair value hierarchy. Debt instruments are recorded at principal amount net of unamortized debt issuance cost (refer to "Note 7 — Debt" for additional information). The estimated fair value of the 2027 Notes, the 1.00% Convertible Senior Notes due 2030 (the "2030 Notes"), and the 2031 Notes (together with the 2027 Notes and the 2030 Notes, the "Senior Notes") at September 30, 2026 was $50.0 million, $93.3 million, and $288.4 million, respectively. The estimated fair value of the 2026 Notes, 2027 Notes, and 2030 Notes at December 31, 2025 was $20.7 million, $260.7 million, and $98.6 million, respectively. The valuation techniques used to determine the fair value of the Company's long-term debt are classified in Level 2 of the fair value hierarchy as they are derived from broker quotations.

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
OVERVIEW

Q3 2026 Operating Performance Highlights

Organic - Year-over-year growth of 13.3%	Total - Year-over-year growth of 18.1%

GAAP - Year-over-year increase of 50 bps

Non-GAAP - Year-over-year decrease of 20 bps

Net Loss from Cont. Ops. Year-over-year improvement of $9.1 million

Adjusted EBITDA Year-over-year improvement of $11.3 million

Refer to "Key Performance Indicators and Non-GAAP Financial Measures" below for important information on key performance indicators and non-GAAP financial measures, including annual recurring revenue ("ARR"), non-GAAP subscription service gross margin percentage, and adjusted EBITDA. We use these key performance indicators and non-GAAP financial measures to evaluate our performance.

Macroeconomic Environment

The tariff and supply chain environment remains complex and evolving. Beginning in 2025, the U.S. government implemented a series of significant tariffs, including under the International Emergency Economic Powers Act ("IEEPA"), affecting imports from several countries where we source certain components and hardware products. On February 20, 2026, the U.S. Supreme Court held that IEEPA does not authorize the imposition of tariffs and, as of September 30, 2026, we have applied for and received refunds. Following the ruling, a 10% global tariff under Section 122 of the Trade Act of 1974 took effect on February 24, 2026 and expired on July 24, 2026 by its terms. On July 24, 2026, the U.S. Trade Representative imposed new duties under Section 301 of the Trade Act of 1974 of 10% or 12.5% on imports from 60 jurisdictions, which have no stated expiration date and are subject to legal challenge. We are continuing to assess the recoverability of additional IEEPA tariffs previously paid, as well as the effects of any additional tariffs or trade actions that may be imposed.

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

RESULTS OF OPERATIONS

Consolidated Results:

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Revenues, net:
Subscription service	$85,875	$74,763	62.6%	62.7%	14.9%
Hardware	34,372	29,895	25.1%	25.1%	15.0%
Professional service	16,861	14,525	12.3%	12.2%	16.1%
Total revenues, net	$137,108	$119,183	100.0%	100.0%	15.0%

Gross margin:
Subscription service	$47,884	$41,332	34.9%	34.7%	15.9%
Hardware	7,818	5,328	5.7%	4.5%	46.7%
Professional service	4,359	2,555	3.2%	2.1%	70.6%
Total gross margin	$60,061	$49,215	43.8%	41.3%	22.0%

Operating expenses:
Sales and marketing	$12,689	$12,478	9.3%	10.5%	1.7%
General and administrative	26,946	31,725	19.7%	26.6%	(15.1)%
Research and development	22,177	19,276	16.2%	16.2%	15.0%
Amortization of identifiable intangible assets	3,719	3,389	2.7%	2.8%	9.7%
Total operating expenses	$65,531	$66,868	47.8%	56.1%	(2.0)%

Operating loss	$(5,470)	$(17,653)	(4.0)%	(14.8)%	(69.0)%
Other income, net	259	664	0.2%	0.6%	(61.0)%
Interest expense, net	(3,286)	(1,465)	(2.4)%	(1.2)%	124.3%
Loss from continuing operations before income taxes	(8,497)	(18,454)	(6.2)%	(15.5)%	(54.0)%
(Provision for) benefit from income taxes	(542)	277	(0.4)%	0.2%	(295.7)%
Net loss from continuing operations	$(9,039)	$(18,177)	(6.6)%	(15.3)%	(50.3)%
Net income from discontinued operations	—	—	—%	—%	—%
Net loss	$(9,039)	$(18,177)	(6.6)%	(15.3)%	(50.3)%

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Revenues, net:
Subscription service	$247,788	$215,076	62.8%	64.1%	15.2%
Hardware	98,712	78,602	25.0%	23.4%	25.6%
Professional service	47,991	41,768	12.2%	12.5%	14.9%
Total revenues, net	$394,491	$335,446	100.0%	100.0%	17.6%

Gross margin:
Subscription service	$137,609	$120,601	34.9%	36.0%	14.1%
Hardware	21,276	18,027	5.4%	5.4%	18.0%
Professional service	12,260	9,921	3.1%	3.0%	23.6%
Total gross margin	$171,145	$148,549	43.4%	44.3%	15.2%

Operating expenses:
Sales and marketing	$36,538	$36,534	9.3%	10.9%	—%
General and administrative	83,930	92,706	21.3%	27.6%	(9.5)%
Research and development	66,659	59,977	16.9%	17.9%	11.1%
Amortization of identifiable intangible assets	10,875	10,042	2.8%	3.0%	8.3%
Intangible asset impairment loss	5,400	—	1.4%	—%	—%
Total operating expenses	$203,402	$199,259	51.6%	59.4%	2.1%

Operating loss	$(32,257)	$(50,710)	(8.2)%	(15.1)%	(36.4)%
Other income (expense), net	1,860	(808)	0.5%	(0.2)%	>200%
Interest expense, net	(8,604)	(4,507)	(2.2)%	(1.3)%	90.9%
Gain (loss) on extinguishment of debt, net	380	(5,791)	0.1%	(1.7)%	(106.6)%
Loss from continuing operations before income taxes	(38,621)	(61,816)	(9.8)%	(18.4)%	(37.5)%
Provision for income taxes	(3,483)	(1,948)	(0.9)%	(0.6)%	78.8%
Net loss from continuing operations	$(42,104)	$(63,764)	(10.7)%	(19.0)%	(34.0)%
Net income from discontinued operations	—	197	—%	0.1%	(100.0)%
Net loss	$(42,104)	$(63,567)	(10.7)%	(18.9)%	(33.8)%

Revenues, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Subscription service	$85,875	$74,763	62.6%	62.7%	14.9%
Hardware	34,372	29,895	25.1%	25.1%	15.0%
Professional service	16,861	14,525	12.3%	12.2%	16.1%
Total revenues, net	$137,108	$119,183	100.0%	100.0%	15.0%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

Total revenues were $137.1 million for the three months ended September 30, 2026, an increase of $17.9 million or 15.0% compared to $119.2 million for the three months ended September 30, 2025.

Subscription service revenues were $85.9 million for the three months ended September 30, 2026, an increase of $11.1 million or 14.9% compared to $74.8 million for the three months ended September 30, 2025. Of this increase, $4.2 million was contributed by the Bridg product line, acquired in March 2026. Excluding the Bridg contribution, subscription service revenues increased $6.9 million, driven by growth in average revenue per site through cross-selling, upselling, and price increase initiatives.

Hardware revenues were $34.4 million for the three months ended September 30, 2026, an increase of $4.5 million or 15.0% compared to $29.9 million for the three months ended September 30, 2025. The increase was primarily driven by increased revenues from sales of terminals of $3.6 million and an increase in international sales of $0.6 million. These increases were substantially driven by the timing of tier-one enterprise customer hardware refresh cycles and the onboarding of subscription service customers purchasing hardware. Hardware revenues will continue to be affected by the timing of the aforementioned drivers.

Professional service revenues were $16.9 million for the three months ended September 30, 2026, an increase of $2.3 million or 16.1% from $14.5 million for the three months ended September 30, 2025. The increase was primarily driven by a $2.5 million increase in installation revenues associated with the onboarding of tier-one customers.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Subscription service	$247,788	$215,076	62.8%	64.1%	15.2%
Hardware	98,712	78,602	25.0%	23.4%	25.6%
Professional service	47,991	41,768	12.2%	12.5%	14.9%
Total revenues, net	$394,491	$335,446	100.0%	100.0%	17.6%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Total revenues were $394.5 million for the nine months ended September 30, 2026, an increase of $59.0 million or 17.6% compared to $335.4 million for the nine months ended September 30, 2025.

Subscription service revenues were $247.8 million for the nine months ended September 30, 2026, an increase of $32.7 million or 15.2% compared to $215.1 million for the nine months ended September 30, 2025. Of this increase, $8.7 million was contributed by the Bridg product line, acquired in March 2026. Excluding the Bridg contribution, subscription service revenues increased $24.0 million, driven by growth in average revenue per site through cross-selling, upselling, and price increase initiatives.

Hardware revenues were $98.7 million for the nine months ended September 30, 2026, an increase of $20.1 million or 25.6% compared to $78.6 million for the nine months ended September 30, 2025. The increase was primarily driven by increased revenues from sales of terminals of $12.2 million, peripherals (scanners, printers, and components) of $1.8 million, and an increase in international sales of $3.2 million. These increases were substantially driven by the timing of tier-one enterprise customer hardware refresh cycles and the onboarding of subscription service customers purchasing hardware. Hardware revenues will continue to be affected by the timing of the aforementioned drivers.

Professional service revenues were $48.0 million for the nine months ended September 30, 2026, an increase of $6.2 million or 14.9% compared to $41.8 million for the nine months ended September 30, 2025. The increase was primarily driven by a $6.3 million increase in installation revenues associated with the onboarding of tier-one customers.

Gross Margin

	Three Months Ended September 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Subscription service	$47,884	$41,332	55.8%	55.3%	50	bps
Hardware	7,818	5,328	22.7%	17.8%	490	bps
Professional service	4,359	2,555	25.9%	17.6%	830	bps
Total gross margin	$60,061	$49,215	43.8%	41.3%	250	bps

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

Total gross margin as a percentage of total revenue for the three months ended September 30, 2026, increased to 43.8% from 41.3% for the three months ended September 30, 2025.

Subscription service gross margin as a percentage of subscription service revenue for the three months ended September 30, 2026, was relatively unchanged at 55.8% compared to 55.3% for the three months ended September 30, 2025.

Hardware gross margin as a percentage of hardware revenue for the three months ended September 30, 2026, increased to 22.7% from 17.8% for the three months ended September 30, 2025. The increase was primarily driven by pricing actions implemented over the past year to offset increased supply chain costs associated with U.S. tariff policies.

Professional service gross margin as a percentage of professional service revenue for the three months ended September 30, 2026, increased to 25.9% from 17.6% for the three months ended September 30, 2025. The increase was primarily driven by lower hardware repair service costs, reflecting the timing of certain expenses in the prior period, and improved margins on installation services as increased volume associated with the onboarding of tier-one customers was absorbed by our existing cost base. These improvements were partially offset by a shift in professional service revenue mix toward lower-margin installation services.

	Nine Months Ended September 30,		Gross Margin Percentage		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Subscription service	$137,609	$120,601	55.5%	56.1%	(60)	bps
Hardware	21,276	18,027	21.6%	22.9%	(130)	bps
Professional service	12,260	9,921	25.5%	23.8%	170	bps
Total gross margin	$171,145	$148,549	43.4%	44.3%	(90)	bps

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Total gross margin as a percentage of revenue for the nine months ended September 30, 2026, was relatively unchanged at 43.4% compared to 44.3% for the nine months ended September 30, 2025.

Subscription service gross margin as a percentage of subscription service revenue for the nine months ended September 30, 2026, was relatively unchanged at 55.5% compared to 56.1% for the nine months ended September 30, 2025.

Hardware margin as a percentage of hardware revenue for the nine months ended September 30, 2026, decreased to 21.6% from 22.9% for the nine months ended September 30, 2025. The decrease was primarily driven by an increase in excess and obsolete inventory expense, including a $1.5 million charge recorded in the second quarter of 2026 related to the discontinuance of the PAR Clear product.

Professional service gross margin as a percentage of professional service revenue for the nine months ended September 30, 2026, increased to 25.5% from 23.8% for the nine months ended September 30, 2025. The increase was primarily driven by improved margins on installation services as increased volume associated with the onboarding of tier-one customers was absorbed by our existing cost base. This improvement was partially offset by a shift in professional service revenue mix toward these lower-margin installation services.

Sales and Marketing Expense ("S&M")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Sales and marketing	$12,689	$12,478	9.3%	10.5%	1.7%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

S&M expenses were $12.7 million for the three months ended September 30, 2026, an increase of $0.2 million or 1.7% compared to $12.5 million for the three months ended September 30, 2025. The increase was driven by $0.5 million of S&M expense stemming from post-acquisition operations of the Bridg product line. Excluding these costs, S&M expenses decreased $0.3 million, primarily due to a decrease in marketing and advertising spend.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Sales and marketing	$36,538	$36,534	9.3%	10.9%	—%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

S&M expenses were $36.5 million for the nine months ended September 30, 2026, relatively unchanged from $36.5 million for the nine months ended September 30, 2025. S&M expense stemming from post-acquisition operations of the Bridg product line was $1.0 million. Excluding these costs, S&M expenses decreased $1.0 million, primarily driven by a $0.5 million decrease in recurring compensation costs and a $0.5 million decrease in marketing and advertising spend.

General and Administrative Expense ("G&A")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
General and administrative	$26,946	$31,725	19.7%	26.6%	(15.1)%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

G&A expenses were $26.9 million for the three months ended September 30, 2026, a decrease of $4.8 million or 15.1% compared to $31.7 million for the three months ended September 30, 2025. The decrease was primarily driven by a $2.2 million decrease in recurring compensation costs and a $0.7 million decrease in bad debt expense.

The remaining decrease was primarily driven by decreases in certain non-cash or non-recurring expenses consisting of a $1.1 million decrease in transaction due diligence and integration costs, a $0.4 million decrease in stock-based compensation, and a $0.4 million decrease in litigation-related expenses.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
General and administrative	$83,930	$92,706	21.3%	27.6%	(9.5)%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

G&A expenses were $83.9 million for the nine months ended September 30, 2026, a decrease of $8.8 million or 9.5% compared to $92.7 million for the nine months ended September 30, 2025. The decrease was primarily driven by a $3.5 million decrease in recurring compensation costs, a $0.8 million decrease in bad debt expense, and a $1.3 million decrease in other non-compensation expenses.

The remaining decrease was primarily driven by decreases in certain non-cash or non-recurring expenses consisting of a $2.2 million decrease in transaction due diligence and integration costs, a $1.7 million decrease in stock-based compensation, and a $0.6 million decrease in litigation-related expenses, partially offset by a $1.3 million increase in severance costs related to non-recurring restructuring activities.

Research and Development Expense ("R&D")

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Research and development	$22,177	$19,276	16.2%	16.2%	15.0%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

R&D expenses were $22.2 million for the three months ended September 30, 2026, an increase of $2.9 million or 15.0% compared to $19.3 million for the three months ended September 30, 2025. The increase includes $1.1 million of R&D expense stemming from post-acquisition operations of the Bridg product line. The remaining $1.8 million increase was primarily driven by a $0.8 million increase in recurring compensation costs and a $0.8 million increase in software and development tool costs. The increase in R&D expense reflects continued investment in product development, including AI-enabled functionality and other enhancements to our product and service offerings.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Research and development	$66,659	$59,977	16.9%	17.9%	11.1%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

R&D expenses were $66.7 million for the nine months ended September 30, 2026, an increase of $6.7 million or 11.1% compared to $60.0 million for the nine months ended September 30, 2025. The increase includes $2.4 million of R&D expense stemming from post-acquisition operations of the Bridg product line. The remaining $4.3 million increase was primarily driven by a $1.7 million increase in recurring compensation costs, a $1.7 million increase in software and development tool costs, and a $0.9 million increase in severance costs related to non-recurring restructuring activities. The increase in R&D expense reflects continued investment in product development, including AI-enabled functionality and other enhancements to our product and service offerings.

Other Operating Expenses

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Amortization of identifiable intangible assets	$3,719	$3,389	2.7%	2.8%	9.7%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

Amortization of identifiable intangible assets was $3.7 million for the three months ended September 30, 2026, an increase of $0.3 million as compared to $3.4 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in amortizable intangible assets stemming from the Bridg Asset Acquisition.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Amortization of identifiable intangible assets	$10,875	$10,042	2.8%	3.0%	8.3%
Intangible asset impairment loss	$5,400	$—	1.4%	—%	—%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Amortization of identifiable intangible assets was $10.9 million for the nine months ended September 30, 2026, an increase of $0.8 million from $10.0 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in amortizable intangible assets stemming from the Bridg Asset Acquisition.

Intangible asset impairment loss was $5.4 million for the nine months ended September 30, 2026, related to the write-off of an indefinite-lived trademark acquired in the Stuzo Acquisition. There was no intangible asset impairment loss for the nine months ended September 30, 2025.

Other Income (Expense), Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Other income, net	$259	$664	0.2%	0.6%	(61.0)%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

Other income, net was $0.3 million for the three months ended September 30, 2026, a decrease of $0.4 million compared to other income, net of $0.7 million for the three months ended September 30, 2025. The decrease was substantially driven by a decrease in foreign currency transaction gains during the current period.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Other income (expense), net	$1,860	$(808)	0.5%	(0.2)%	>200%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Other income, net was $1.9 million for the nine months ended September 30, 2026, a change of $2.7 million compared to other expense, net of $0.8 million for the nine months ended September 30, 2025. The change was substantially driven by foreign currency transaction fluctuations, with net foreign currency gains recognized in the current period compared to net losses in the prior period.

Interest Expense, Net

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Interest expense, net	$(3,286)	$(1,465)	(2.4)%	(1.2)%	124.3%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

Interest expense, net was $3.3 million for the three months ended September 30, 2026, an increase of $1.8 million compared to $1.5 million for the three months ended September 30, 2025. The increase was driven by a higher outstanding principal balance following the March 2026 issuance of the 2031 Notes, which also carry a higher interest rate than the Company's other convertible notes.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Interest expense, net	$(8,604)	$(4,507)	(2.2)%	(1.3)%	90.9%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Interest expense, net was $8.6 million for the nine months ended September 30, 2026, an increase of $4.1 million compared to $4.5 million for the nine months ended September 30, 2025. The increase was driven by a higher outstanding principal balance following the March 2026 issuance of the 2031 Notes, which also carry a higher interest rate than the Company's other convertible notes.

Gain (Loss) on Extinguishment of Debt, Net

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

There was no gain or loss on extinguishment of debt for the three months ended September 30, 2026 or the three months ended September 30, 2025.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Gain (loss) on extinguishment of debt, net	$380	$(5,791)	0.1%	(1.7)%	(106.6)%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Gain on extinguishment of debt, net was $0.4 million for the nine months ended September 30, 2026, related to the $3.9 million gain recognized on the repurchase of a portion of the 2027 Notes, partially offset by the $3.5 million loss recognized on the induced conversion of a portion of the 2026 Notes. For the nine months ended September 30, 2025, loss on extinguishment of debt, net was $5.8 million, related to the early repayment of the former credit facility with Blue Owl Capital Corporation as administrative agent and collateral agent and Blue Owl Credit Advisors, LLC as lead arranger and bookrunner (the "Credit Facility").

Taxes

	Three Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
(Provision for) benefit from income taxes	$(542)	$277	(0.4)%	0.2%	(295.7)%

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

Provision for income taxes was $0.5 million for the three months ended September 30, 2026, a change of $0.8 million compared to a benefit from income taxes of $0.3 million for the three months ended September 30, 2025. The change was primarily driven by an increase in foreign income tax expense.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Provision for income taxes	$(3,483)	$(1,948)	(0.9)%	(0.6)%	78.8%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Provision for income taxes was $3.5 million for the nine months ended September 30, 2026, an increase of $1.5 million compared to $1.9 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in foreign income tax expense.

Net Income from Discontinued Operations

For the three months ended September 30, 2026 compared to the three months ended September 30, 2025

There was no income from discontinued operations for the three months ended September 30, 2026 or the three months ended September 30, 2025.

	Nine Months Ended September 30,		Percentage of total revenue		Increase (decrease)
(in thousands)	2026	2025	2026	2025	2026 vs 2025
Net income from discontinued operations	$—	$197	—%	0.1%	(100.0)%

For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

There was no income from discontinued operations for the nine months ended September 30, 2026, compared to $0.2 million for the nine months ended September 30, 2025, stemming from a $0.2 million gain recognized from the divestiture of Rome Research Corporation ("RRC") as a result of a favorable net working capital settlement.

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

ARR is the annualized revenue from our subscription services, which includes subscription fees for our SaaS solutions and related support, managed platform development services, and transaction-based fees for payment processing services. We generally calculate ARR by annualizing the monthly recurring revenue for all active sites as of the last day of each month for the respective reporting period. ARR is an operating measure; it does not reflect our revenue determined in accordance with GAAP. ARR should be viewed independently of, and not combined with or substituted for, our revenue and other financial information determined in accordance with GAAP. Further, ARR is not a forecast of future revenue, and investors should not place undue reliance on ARR as an indicator of our future or expected results. Our reported ARR is based on a constant currency, using the exchange rates established at the beginning of the year and consistently applied throughout the period and to comparative periods presented. The table below presents our ARR on a constant currency basis, calculated using the exchange rates set at the beginning of 2026. Using the exchange rates established during the prior period, ARR as of September 30, 2025 was $1.7 million lower than the constant currency ARR reported below.

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

Beginning in the second quarter of 2026, our key performance indicators, ARR and active sites, are presented on a total basis rather than disaggregated into our Engagement Cloud and Operator Cloud subscription service product lines as presented in prior periods. As multi-product arrangements have become increasingly common and our products are marketed and delivered as a unified platform, management no longer views or manages the business along these two separate product lines. This change aligns our key performance indicators with how management currently evaluates the business. Prior period amounts have been conformed to this presentation for comparability. Total active sites will not equal the sum of previously reported product line active site counts because sites that subscribed to both product lines are counted only once in the total active site metric.

Annual Recurring Revenue

	As of September 30		Increase (decrease)
(in thousands)	2026	2025	2026 vs 2025
Organic	$340,110	$300,101	13.3%
Inorganic*	14,383	—	—%
Total	$354,493	$300,101	18.1%

*Inorganic ARR represents Bridg ARR only as of March 24, 2026.

Active Sites

	As of September 30		Increase (decrease)
(in thousands)	2026	2025	2026 vs 2025
Organic	146.0	150.6	(3.1)%
Inorganic*	28.4	—	—%
Total	174.4	150.6	15.8%

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

Non-GAAP diluted net income per share
Represents net loss per share excluding amortization of acquired intangible assets, non-cash interest, discontinued operations, stock-based compensation, transaction costs, severance, impairment loss, litigation expense, (gain) loss on extinguishment of debt, net, and other income (expense), net, as well as the income tax effect of these adjustments.

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

The tables below provide reconciliations between net loss and adjusted EBITDA, diluted net loss per share and non-GAAP diluted net income per share, and subscription service gross margin percentage and non-GAAP subscription service gross margin percentage. Amounts presented in the reconciliations and other tables presented herein may not sum due to rounding.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Loss to Adjusted EBITDA	2026	2025	2026	2025
Net loss	$(9,039)	$(18,177)	$(42,104)	$(63,567)
Discontinued operations	—	—	—	(197)
Net loss from continuing operations	(9,039)	(18,177)	(42,104)	(63,764)
Provision for (benefit from) income taxes	542	(277)	3,483	1,948
Interest expense, net	3,286	1,465	8,604	4,507
Depreciation and amortization	13,394	12,471	38,244	36,768
Stock-based compensation	7,563	7,821	21,525	22,889
Transaction costs	122	1,171	726	2,887
Severance	9	123	3,965	833
Impairment loss	—	—	5,482	—
Litigation expense	1,514	1,907	2,675	3,254
(Gain) loss on extinguishment of debt, net	—	—	(380)	5,791
Other (income) expense, net	(259)	(664)	(1,860)	808
Adjusted EBITDA	$17,132	$5,840	$40,360	$15,921

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

(in thousands, except per share amounts)	Three Months Ended September 30,
Reconciliation of GAAP Diluted Net Loss per share to Non-GAAP Diluted Net Income per share	2026		2025
Net loss / diluted net loss per share	$(9,039)	$(0.22)	$(18,177)	$(0.45)
Non-cash interest	667	0.02	585	0.01
Acquired intangible assets amortization	10,782	0.26	9,755	0.24
Stock-based compensation	7,563	0.18	7,821	0.19
Transaction costs	122	—	1,171	0.03
Severance	9	—	123	—
Litigation expense	1,514	0.04	1,907	0.05
Other (income) expense, net	(259)	(0.01)	(664)	(0.02)
Income tax effects(1)	(513)	(0.01)	(521)	(0.01)
Non-GAAP net income / non-GAAP basic net income per share	$10,846	$0.26	$2,000	$0.05
Add: Interest on dilutive convertible senior notes(2)	2,650	0.06	—	—
Non-GAAP net income used to calculate non-GAAP diluted net income per share	$13,496	$0.32	$2,000	$0.05
Dilution impact of incremental shares(3)		(0.08)		—
Non-GAAP diluted net income per share		$0.24		$0.05

GAAP weighted average shares outstanding, basic and diluted	41,365		40,582
Add: Dilutive common stock equivalents	467		757
Add: Dilutive convertible senior notes	13,932		—
Non-GAAP weighted average shares outstanding, diluted(4)	55,764		41,339

(1) The income tax effect of the non-GAAP adjustments reflects the jurisdiction-specific tax consequences attributable to those adjustments, calculated by (i) applying the applicable statutory tax rate to non-GAAP adjustments in jurisdictions where no valuation allowance exists; and (ii) applying no tax effect to adjustments in jurisdictions with a full valuation allowance.
(2) When convertible senior notes are dilutive on a non-GAAP basis, non-GAAP net income used to calculate non-GAAP diluted net income per share includes an add-back of interest expense associated with those dilutive convertible notes under the if-converted method.
(3) Represents the incremental effect of dilutive securities included in the calculation of non-GAAP diluted weighted average shares outstanding.
(4) Non-GAAP diluted weighted average shares outstanding include the effect of potentially dilutive common stock equivalents (stock options, restricted stock units, and warrants) under the treasury stock method. Shares issuable upon conversion of the Company's convertible senior notes are included when their conversion is dilutive to non-GAAP net income per share for the periods presented after applying the if-converted method from the beginning of the period or, if later, the issuance date, which requires adding back the related interest expense to the numerator and including the shares issuable upon conversion in the denominator. For the three months ended September 30, 2026, the 2031 Notes were dilutive and included in the calculation.

(in thousands, except per share amounts)	Nine Months Ended September 30,
Reconciliation of GAAP Diluted Net Loss per share to Non-GAAP Diluted Net Income per share	2026		2025
Net loss / diluted net loss per share	$(42,104)	$(1.02)	$(63,567)	$(1.58)
Discontinued operations	—	—	(197)	—
Net loss from continuing operations	(42,104)	(1.02)	(63,764)	(1.58)
Non-cash interest	1,932	0.05	1,751	0.04
Acquired intangible assets amortization	31,329	0.76	28,968	0.72
Stock-based compensation	21,525	0.52	22,889	0.57
Transaction costs	726	0.02	2,887	0.07
Severance	3,965	0.10	833	0.02
Impairment loss	5,482	0.13	—	—
Litigation expense	2,675	0.06	3,254	0.08
(Gain) loss on extinguishment of debt, net	(380)	(0.01)	5,791	0.14
Other (income) expense, net	(1,860)	(0.05)	808	0.02
Income tax effects(1)	(1,551)	(0.04)	(1,541)	(0.04)
Non-GAAP net income / non-GAAP basic net income per share	$21,739	$0.53	$1,876	$0.05
Dilution impact of incremental shares(2)		(0.01)		—
Non-GAAP diluted net income per share		$0.52		$0.05

GAAP weighted average shares outstanding, basic and diluted	41,215		40,427
Add: Dilutive common stock equivalents	371		865
Non-GAAP weighted average shares outstanding, diluted(3)	41,586		41,292

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

(in thousands, except percentages)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation between GAAP and Non-GAAP Subscription Service Gross Margin Percentage	2026	2025	2026	2025
Subscription Service Gross Margin Percentage	55.8%	55.3%	55.5%	56.1%
Subscription Service Gross Margin	$47,884	$41,332	$137,609	$120,601
Depreciation and amortization	8,517	7,996	23,875	23,427
Stock-based compensation	218	135	608	433
Severance	—	—	251	—
Impairment Loss	—	—	82	—
Non-GAAP Subscription Service Gross Margin	$56,619	$49,463	$162,425	$144,461
Non-GAAP Subscription Service Gross Margin Percentage	66.0%	66.2%	65.4%	67.2%

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents. As of September 30, 2026, we had cash and cash equivalents of $94.5 million. Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less, including money market funds.

Cash provided by operating activities was $11.4 million for the nine months ended September 30, 2026, compared to cash used in operating activities of $15.4 million for the nine months ended September 30, 2025. The improvement in operating cash flow was primarily driven by improved profitability from our core operations.

Cash used in investing activities was $9.6 million for the nine months ended September 30, 2026 compared to $10.9 million for the nine months ended September 30, 2025. Cash used in investing activities during the nine months ended September 30, 2026 included capital expenditures of $8.3 million for developed technology costs associated with our software platforms and capital expenditures of $1.0 million for fixed assets. The greater amount of cash used in investing activities during the nine months ended September 30, 2025 was largely driven by our asset acquisition of GoSkip, partially offset by an increase in capital expenditures for developed technology costs during the nine months ended September 30, 2026.

Cash provided by financing activities was $15.6 million for the nine months ended September 30, 2026, compared to $11.5 million for the nine months ended September 30, 2025. Cash provided by financing activities during the nine months ended September 30, 2026 primarily consisted of the net proceeds from the sale of the 2031 Notes of $257.1 million (net of issuance costs), partially offset by $206.2 million used to repurchase a portion of the 2027 Notes, $33.1 million used to repurchase shares of our common stock, and $2.9 million used to repay the remaining principal on the 2026 Notes. Cash provided by financing activities during the nine months ended September 30, 2025 primarily consisted of the net proceeds from the sale of the 2030 Notes of $111.1 million (net of issuance costs), partially offset by the repayment in full of $93.6 million principal amount outstanding under the Credit Facility plus accrued interest and prepayment premium. We do not have any off-balance sheet arrangements or obligations.

Over the next 12 months our total contractual obligations are $76.4 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $58.5 million, interest payments of $14.9 million related to long-term debt, and facility lease obligations of $3.0 million. We believe our existing cash and cash equivalents, together with cash flows expected to be generated by our operations, will be sufficient to fund these commitments.

Our non-current contractual obligations are $631.5 million, consisting of purchase commitments for normal operations (purchase of inventory, software licensing, use of external labor, and third-party cloud services) of $144.1 million, interest payments of $46.6 million and principal payments of $433.0 million related to long-term debt, and facility leases of $7.8 million. Refer to “Note 7 — Debt” of the notes to interim condensed consolidated financial statements in "Part I, Item 1. Financial Statements (unaudited)" of this Quarterly Report for additional information. We believe our existing cash and cash equivalents, together with cash flows expected to be generated by our operations, and if necessary, equity, equity-linked, or debt financing arrangements, will be sufficient to fund these commitments. Our actual cash needs will depend on many factors, including our rate of revenue growth, growth of our SaaS revenues, the timing and extent of spending to support our product development and acquisition integration efforts, the timing of introductions of new products and enhancements to existing products, market acceptance of our products, and the factors described above in "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations”, elsewhere in this Quarterly Report, in the 2025 Annual Report, and in our other filings with the SEC.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are based on the application of accounting principles generally accepted in the United States of America. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness and adequacy on a consistent basis. Significant items subject to these estimates and assumptions include revenue recognition, the recognition and measurement of assets acquired and liabilities assumed in business combinations and asset acquisitions at fair value, identifiable intangible assets and goodwill, valuation allowances for receivables, and valuation of excess and obsolete inventories. Actual results could differ from these estimates. Our estimates are subject to uncertainties, including those associated with market conditions, risks and trends. Refer to "Part II, Item 1A. Risk Factors" of this Quarterly Report for additional information. Our critical accounting policies have not changed materially from the discussion of those policies included under “Critical Accounting Policies and Estimates” in our 2025 Annual Report, other than the update below related to goodwill.

As of September 1, 2026, the Company performed a quantitative goodwill impairment test of its single reporting unit, in response to, among other factors, the sustained decline in the Company’s share price and market capitalization through the third quarter of 2026 and the reversal of the recovery trend in September 2026. The estimated fair value of the reporting unit exceeded its carrying value by approximately 22% and, accordingly, no impairment was recognized. The fair value was estimated using a combination of income and market approaches, which require significant judgments, including projected revenue growth and operating margins, market multiples, a control premium, a discount rate of 12.5%, and a long-term growth rate of 3.0%. We considered events and circumstances through September 30, 2026, and concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying value. If our share price and market capitalization decline further for a sustained period, particularly if accompanied by deterioration in our operating results, forecasts, peer valuation multiples, or other market-participant assumptions, we may be required to perform additional impairment testing.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our primary exposures relate to certain non-dollar denominated sales and operating expenses in Canada, Europe, Asia, and Australia. These primary currencies are the Great British Pound, the Euro, the Swiss Franc, the Serbian Dinar, the Australian dollar, the New Zealand dollar, the Singapore dollar, the Canadian dollar, the Indian Rupee, the Japanese Yen, the Polish Zloty, and the Chinese Renminbi. Accordingly, changes in exchange rates may negatively affect our revenue and net loss as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net loss as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. As of September 30, 2026, the impact of foreign currency exchange rate changes on our revenues and net loss was not material. Additionally, as of September 30, 2026, we estimated that a 10 percent change in exchange rates against the U.S. dollar would not have a material impact on earnings, cash flows, or fair values over a one-year period, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Risk

As of September 30, 2026, we had $53.0 million, $115.0 million, and $265.0 million in aggregate principal amount outstanding on the 2027 Notes, the 2030 Notes, and the 2031 Notes, respectively.

We carry the Senior Notes at face value less unamortized debt issuance costs on the condensed consolidated balance sheets. Because the Senior Notes bear interest at fixed rates, changes in market interest rates do not change their contractual interest payments or their carrying amounts under this accounting model. However, the fair value of the Senior Notes changes when interest rates change or the market price of our stock fluctuates, with the fair value of the Senior Notes generally increasing as our stock price increases and generally decreasing as our stock price declines. At September 30, 2026, a hypothetical 10 percent change in interest rates would not have a material impact on earnings or cash flows over a one-year period.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, did not identify any changes that occurred in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The trading price and volume of our common stock have experienced, and may continue to experience, volatility, which could result in losses for our shareholders.

Fluctuations in the market price of our common stock may be significant and unpredictable, and shareholders may be unable to resell their shares at or above the price they paid. Additionally, volatility in the price of our common stock could limit our ability to use equity as consideration in acquisitions and other strategic transactions. Significant declines in our stock price or market capitalization may require impairment testing of goodwill and other intangible assets, potentially resulting in material non-cash impairment charges. A number of factors can impact the trading price of our common stock, including:

•the actual or perceived impact of uncertainties, volatility, and economic disruption created by macroeconomic conditions and geopolitical events, including inflation, recession, interest rate fluctuations, actual and potential shifts in and uncertainties with respect to U.S. and foreign trade policies (including new or increased tariffs or other trade restrictions implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries), actual or anticipated military or political conflicts (including the Russia-Ukraine war, tensions with China and between China and Taiwan, hostilities in the Middle East) and global pandemics or other public health crises, on our business, our customers, and the industries in which we operate;
•actual or anticipated fluctuations in our financial condition and results of operations (including shortfalls or changes in expectations about our revenue, gross margins, earnings, ARR, sales of our product and service offerings or other key performance metrics);
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

Item 5. OTHER INFORMATION

Director and Officer Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K), except as follows:

On September 14, 2026, Bryan Menar, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of (i) up to 6,500 shares upon the exercise of stock options, (ii) up to 40,158 shares that previously vested pursuant to certain equity awards granted to Mr. Menar, and (iii) 100% of the shares (net of tax withholding) resulting from the vesting of the 41,870 restricted stock units vesting on March 1, 2027. The trading plan will expire on November 10, 2027, subject to early termination for certain specified events set forth in the trading plan.

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

PAR TECHNOLOGY CORPORATION
(Registrant)

Date:	November 5, 2026	/s/ Bryan A. Menar
Bryan A. Menar
Chief Financial Officer
(Principal Financial Officer)